Form 10QSB
period 1996-03-31
PEN INTERCONNECT INC
filed 1996-05-15
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISION
                            WASHINGTION, D.C. 20549
                                  FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended     March 31, 1996
                                              --------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT
           For the transition period from                to
                                          ---------------   ---------------

                       Commission file number    1-14072

                           PEN INTERCONNECT, INC.
                           ----------------------
       (Exact name of small business issuer as specified in its charter)

                      UTAH                              87-0430260
         (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)          Identification No.)


      2351 South 2300 West, Salt Lake City, UT             84119
      (Address of Principal Executive Offices)           (Zip Code)


                                (801) 973-6090
                         (Issuer's telephone number)

                                       N/A
                     (Former name, former address and former
                    fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     [ X ]          No     [   ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                      Yes     [   ]          No     [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 1, 1996, the issuer had 2,700,000 shares of its common stock, par value $0.01 per share, issued and outstanding.
     Transitional Small Business Disclosure Format (check one):

                      Yes     [   ]          No     [ X ]

                                  FORM 10-QSB

                             PEN INTERCONNECT, INC.

                               Table of Contents

                                                                    Page

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

          Financial Information                                        3

          Condensed Balance Sheets at
          March 31, 1996 and September 30, 1995                      4-5

          Condensed Statements of Earnings for the
          Quarter Ended March 31, 1996 and 1995 and
          Six month period ended March 31, 1996 and 1995               6

          Condensed Statements of Cash Flows for the Six
          month Periods Ended March 31, 1996 and 1995                7-9

          Notes to Condensed Financial Statements                  10-12

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      13-15

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                           16

Item 2    Changes in the Securities                                   16

Item 3    Defaults Upon Senior Securities                             16

Item 4    Submission of Matters to a Vote of Security Holders         16

Item 5    Other Information                                           16

Item 6(a).     Exhibits                                               16

Item 6(b).     Reports on Form 8-K                                    16

Signatures                                                            17

                             PEN INTERCONNECT, INC.

  PART I


  FINANCIAL INFORMATION


  ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

     Pen Interconnect, Inc. (the "Issuer"), has included the unaudited condensed balance sheet of the Issuer as of March 31, 1996 and audited balance sheet as of September 30, 1995 (the Issuer's most recent fiscal year), unaudited condensed statements of earnings for the three and six months ended March 31, 1996 and 1995, and unaudited condensed statements of cash flows for the six months ended March 31, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Issuer, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Issuer for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Issuer and the notes thereto included in the annual report of the Issuer on Form 10-KSB for the year ended September 30, 1995. The results of operations for the three and six months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending September 30, 1996.

                             PEN INTERCONNECT, INC.

                            CONDENSED BALANCE SHEETS

                                    ASSETS

                                                     March 31,    September 30,
                                                       1996           1995
CURRENT ASSETS                                      (Unaudited)
                                                   -----------     ----------
    Cash and cash equivalents                      $ 1,578,785     $  376,488
    Receivables (Note D)
        Trade accounts, less allowance for doubtful
        accounts of $34,995 and $12,500 at
        March 31, 1996 and September 30, 1995
        respectively.                                3,465,818      2,192,368
    Current maturities of notes receivable
        Related party                                   13,186         13,894
        Other                                           14,688         13,433
    Inventories (Note B and D)                       4,816,271      3,362,394
    Prepaid expenses and other assets                  320,893        135,789
    Deferred tax asset                                  33,000         33,000
                                                   -----------     ----------
    Total current assets                            10,242,641      6,127,366

PROPERTY AND EQUIPMENT, AT COST
    Production equipment                             2,115,385      1,825,867
    Furniture and fixtures                             614,648        419,144
    Transportation equipment                            49,373         36,008
    Leasehold improvements                             343,050        340,429
                                                   -----------     ----------
    Total property and equipment                     3,122,456      2,621,448
    Less accumulated depreciation                      899,764        815,614
                                                   -----------     ----------
    Net property and equipment                       2,222,692      1,805,834

OTHER ASSETS
    Notes receivable, less current maturities
        Related party                                   40,891         33,417
        Other                                           36,336         39,905
    Deferred offering costs (Note E)                                  294,158
    Other                                              151,230         50,143
                                                   -----------     ----------
    Total other assets                                 228,457        417,623
                                                   -----------     ----------
TOTAL ASSETS                                       $12,693,790     $8,350,823
                                                   ===========     ==========






        The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     March 31,    September 30,
                                                       1996           1995
                                                    (Unaudited)
CURRENT LIABILITIES                                -----------     ----------
    Notes payable (Notes C and E)                  $      0.00     $1,600,000
    Line of credit (Note D and F)                    2,418,598      2,082,897
    Current maturities of long-term obligations        212,925        199,200
    Current maturities of capital leases                58,803         54,556
    Accounts payable                                 2,050,480      1,443,395
    Accrued liabilities                                487,830        332,608
    Income taxes payable                                 2,652        288,000
                                                   -----------     ----------
          Total current liabilities                  5,231,288      6,000,656

LONG-TERM OBLIGATIONS, less current
    maturities                                         239,355        151,000

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                         173,701        208,594

DEFERRED INCOME TAXES                                  194,000        194,000
                                                   -----------     ----------
          Total liabilities                          5,838,344      6,554,250

STOCKHOLDERS' EQUITY (Notes D and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                      -              -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        2,700,000 shares at March 31, 1996 and
        1,700,000 shares at September                   27,000         17,000
    Additional paid-in capital                       5,760,828        963,935
    Retained earnings                                1,067,618        815,638
                                                   -----------     ----------
        Total stockholders' equity                   6,855,446      1,796,573
                                                   -----------     ----------
        Total liabilities and stockholders' equity $12,693,790     $8,350,823
                                                   ===========     ==========








       The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                        CONDENSED STATEMENTS OF EARNINGS

                                  (Unaudited)

                                         Three months ended March       Six months ended March 31,
                                            1996           1995            1996         1995
                                        ----------     ----------     -----------   ----------
Net sales                               $5,442,143     $3,413,175     $10,012,456   $6,142,987
Cost of sales                            4,596,168      2,654,625       8,159,524    4,768,466
                                        ----------     ----------     -----------   ----------
          Gross profit                     845,975        758,550       1,852,932    1,374,521

Operating expenses
    Sales and marketing                    327,296        157,443         591,603      318,161
    Research and development                42,732                         42,732
    General and administrative             227,184        212,607         502,307      371,880
    Depreciation and amortization           46,662         40,955          85,662       55,159
                                        ----------     ----------     -----------   ----------
          Total operating expenses         643,874        411,005       1,222,304      745,200
                                        ----------     ----------     -----------   -----------
          Operating income                 202,101        347,545         630,628      629,321

Other income (expense)
    Interest expense                       (89,868)       (44,517)       (204,230)     (90,919)
    Other, net                               1,051          6,561         (16,978)       6,168
                                        ----------     ----------     -----------   ----------
          Total other income (expense)     (88,817)       (37,956)       (221,208)     (84,751)
                                        ----------     ----------     -----------   ----------
          Earnings before income taxes     113,284        309,589         409,420      544,570

Income taxes                                41,600        129,630         157,440      215,004
                                        ----------     ----------     -----------   ----------
          NET EARNINGS                  $   71,684     $  179,959     $   251,980   $  329,566
                                        ==========     ==========     ===========   ==========
Earnings per common share               $     0.03     $     0.11     $      0.10   $     0.19
                                        ==========     ==========     ===========   ==========
Weighted average common shares
  outstanding                            2,700,000      1,700,000       2,450,000    1,700,000
                                        ==========     ==========     ===========   ==========






        The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                         FOR SIX MONTHS ENDED MARCH 31,

                                  (Unaudited)
                                                       1996            1995
Increase(decrease) in cash and cash equivalents    ----------      ----------
  Cash flows from operating activities
    Net earnings                                     $251,980        $329,566
    Adjustments to reconcile net earnings to net
      cash used in operating activities
        Depreciation and amortization                  85,662          55,159
        Allowance for bad debts                         9,201           5,000
        Deferred income taxes                              -           17,000
        Changes in assets and liabilities:
            Trade accounts receivable              (1,102,020)       (400,073)
            Inventories                            (1,147,571)       (364,069)
            Prepaid expenses and other assets        (209,306)        (28,231)
            Deferred offering costs                   294,158              -
            Accounts payable                          350,903         121,932
            Accrued liabilities                       109,013           6,863
            Income taxes payable                     (285,348)        192,000
                                                   ----------      ----------
    Total adjustments                              (1,895,308)       (399,419)
                                                   ----------      ----------
    Net cash used in operating activities          (1,643,328)        (69,853)
                                                   ----------      ----------
  Cash flows from investing activities
    Purchase of propery and equipment                (457,253)       (183,500)
    Acquisition of net assets                              -       (2,000,000)
    Collections on notes receivable                     8,195             890
    Increase in notes receivable                      (12,647)           (942)
                                                   ----------      ----------
  Net cash used in investing activities              (461,705)     (2,183,552)
                                                   ----------      ----------

                                  (Continued)

                             PEN INTERCONNECT, INC.

                         FOR SIX MONTHS ENDED MARCH 31,

                                  (Unaudited)
                                                       1996            1995
                                                   ----------      ----------
  Cash flows from financing activities
    Principal payments on notes payable           ($1,600,000)            -
    Proceeds from line of credit                    9,197,089      $2,533,814
    Principal payments on line of credit           (8,861,388)            -
    Increase in long-term obligations                     -               -
    Principal payments on long-term obligations      (235,264)        (28,017)
    Proceeds from sale of common stock
         and warrants                               4,806,893          32,000
                                                   ----------      ----------
   Net cash provided by financing activities        3,307,330       2,537,797
                                                   ----------      ----------
  Net increase  in cash
        and cash equivalents                        1,202,297         284,392

Cash and cash equivalents at beginning of period      376,488         289,392
                                                   ----------      ----------
Cash and cash equivalents at end of period         $1,578,785         109,520
                                                   ==========      ==========

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                   $  199,628       $  82,811
        Income taxes                               $  442,788       $   6,000


Noncash investing and financing activities

During the six months ended March 31, 1995, capital lease obligations of $37,997 were incurred when the Company entered into leases for equipment.





                                  (Continued)

                             PEN INTERCONNECT, INC.

                         FOR SIX MONTHS ENDED MARCH 31,


Acquisition of businesses

During February 1996, the Company acquired selected net assets of Overland Communications (MOTO-SAT). Assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

    Accounts receivable (net)                                     $  180,631
    Inventories                                                      306,306
    Prepaid and other assets                                           5,798
    Furniture and equipment                                           43,755
    Accounts payable                                                (256,182)
    Accrured liabilities                                             (46,209)
    Long Term obligations                                           (306,698)
                                                                  ----------
      Net assets acquired                                           ($72,599)
                                                                  ==========
    Excess purchase price over net assets acquired resulted in recoginition of goodwill


During March 1995, the Company acquired selected net assets of Quintec Interconnect Systems for $2,000,000. Assets acquired and liabilities assumed in conjunction with this aquisition were as follows:

    Accounts receivable                                           $  705,010
    Inventories                                                    1,209,983
    Prepaid expenses                                                   6,400
    Deposits                                                           5,300
    Property and equipment                                           294,645
    Notes payable                                                    (32,322)
    Accounts payable                                                (636,951)
                                                                  ----------
      Net assets acquired                                          1,552,065

    Excess purchase price over net assets acquired allocated
        to inventory, property and equipment                         447,935
                                                                  ----------
      Amount paid                                                 $2,000,000
                                                                  ==========
       The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


  NOTE A - ACQUISITIONS

  On March 5, 1996 the Company acquired MOTO-SAT by assuming that company's debt and offering future stock distributions contingent upon achievement of performance milestones. The acquisition was effective as of January 1, 1996. MOTO-SAT is a leading manufacturer of high-end satellite television systems for recreational vehicles. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities have been recorded at their fair value at the date of acquisition. The results of operations of the acquired business have been included in the financial statements since the effective date of acquisition.

  Effective March 24, 1995, the Company acquired substantially all assets and assumed certain liabilities and the operations of Quintec Interconnect Systems (QIS) for $2,107,457 including acquisition costs for $107,457. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The results of operations of the acquired business have been included in the financial statements since the date of acquisition.

  NOTE B - INVENTORIES

  Inventories consist of the following:
                                           March 31,          September 30,
                                             1996                 1995

  Raw materials                          $ 2,737,598           $ 1,788,640
  Work-in-process                          1,684,269             1,395,241
  Finished goods                             394,404               178,513
                                         -----------           -----------
                                         $ 4,816,271           $ 3,362,394
                                         ===========           ===========

  NOTE C - NOTES PAYABLE

  During March 1995, certain investors, in connection with a private placement, loaned the Company $1,600,000 at 8% per annum. These notes and related interest were paid in full upon successful completion of the initial public offering in November, 1995 (Note E).

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

  NOTE D - CREDIT FACILITY

  The Company has a credit facility with a financing company which consists of a line of credit and a long-term note.

  At March 31, 1996, the Company had a $3,000,000 revolving line of credit with interest at a base rate plus 2.75% (11.00%), payable monthly. The Company had borrowed $2,418,598 under the line of credit at March 31, 1996 ($2,082,897 at September 30, 1995). Advances on the line of credit are limited to 80% of qualified accounts receivable and 35% of eligible inventory. The line of credit is collateralized by accounts receivable and inventory. The line of credit agreement expires in August 1997 and provides for automatic renewals for successive periods of one year each, but allows for termination of the agreement at the end of any term. The line of credit prohibits the payment of cash dividends without the lender's consent and requires the Company to comply with certain financial ratios, limits capital expenditures, and requires a minimum net worth level. The Company was in compliance with these requirements at March 31, 1996 and September 30, 1995. (See Subsequent events footnote - F for new line of credit)


  NOTE E - STOCK TRANSACTION

     Initial public offering

     On November 17, 1995, the Company successfully completed an initial public offering of 1,000,000 shares of its Common Stock and warrants to purchase 1,000,000 shares of Common Stock. The initial public offering price was $6.00 per share of Common Stock and $0.10 per Warrant. Each Warrant was immediately exercisable and entitled the registered holder to purchase one share of Common Stock at a Price of $6.50 and expires on November 17, 2000. The outstanding Warrants may be redeemed by the Company upon 30 days' written notice at $0.05 per Warrant, provided that the closing bid quotations of the Common Stock have averaged at least $9.00 per share for a period of any 20 trading days ending on the third day prior to the day on which the Company gives notice.

     In connection with the offering, the Company granted the underwriter the right to purchase up to 100,000 shares of common stock and 100,000 warrants. The underwriter was also granted an over-allotment option of 150,000 shares of common stock and/or warrants to purchase an additional 150,000 shares of common stock. In December 1995, the underwriter exercised its option and purchased the 150,000 warrants. The option to purchase the 150,000 shares of common stock has expired.

                             PEN INTERCONNECT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

  NOTE E - STOCK TRANSACTION (Continued)

     The Company incurred costs totaling $565,481 in connection with the offering. The Company received net proceeds of about $4.8 million.


  NOTE F - SUBSEQUENT EVENTS

  1.  New line of credit

  On April 8, 1996, the Company completed a 3 year financing agreement with National Bank of Canada for a $6 million line of credit, at one-half (.5) percent over the prime rate. This new line of credit replaces the existing $3 million line (Note D). These new funds were used in part to pay off the existing line of credit and to fund the acquisition of InCirT Technology (Note F - New acquisition).


  2.  New acquisition

  On May 2, 1996, the Company entered into an agreement to acquire substantially all assets and assumed certain liabilities and the operations of InCirT Technology, a division of the Cerplex Group, Inc.
  for $5.3 million, which consisted of $3.5 million in cash and 333,407 shares of common stock. In addition, the Company will deliver to Cerplex .09261 shares of its common stock for every dollar of past due over 90 days accounts receivable of ICT collected by the Company during the first 180 days after the date of the acquisition closing up to a maximum of 55,568 shares of common stock. This transaction will be accounted for using the purchase method of accounting and will be effective as of April 1, 1996.

                                    PART I
                            FINANCIAL INFORMATION

                                    ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six month periods ending March 31, 1996 and 1995. This discussion should be read in conjunction with the audited financial statements of the Issuer and notes thereto included in the Annual Report of the Issuer on Form 10-KSB for the year ended September 30, 1995.

  General

     The Company develops and produces on a turnkey basis custom cable interconnections for original equipment manufacturers ("OEMs") in the computer, computer peripheral and other computer related industries such as the telecommunications, instrumentation and testing equipment industries. The Company's products connect electronic equipment, such as computers, to various external devices (such as video screens, printers, external disk drives, modems, telephone jacks, peripheral interfaces and networks) and connect devices within the equipment (such as power supplies, computer hard drives and PC cards). Most of the Company's sales consist of custom cable interconnections developed in close collaboration with its customers. The Company's customers include OEMs of computers including mainframes, desktops, portables, laptops, notebooks, pens and palmtops as well as OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, instrumentation and testing equipment.

  Results of Operations

     The acquisition of the net assets of QIS on March 24, 1995 has been accounted for as a purchase. The statement of earnings data for the three and six months ended March 31, 1996 includes the results of operations of QIS for the period from March 24, 1995.

     The acquisition of the net assets MOTO-SAT in 1996, which was effective as of January 1, 1996 has been accounted for as a purchase. The statement of earnings data for the three and six months ended March 31, 1996 includes the results of operations of MOTO-SAT for the period from January 1, 1996.

  Net sales.    Net sales for the Company increased approximately 59% and
  63% for the three and six month periods ended March 31, 1996 as compared to the same periods in the prior year, respectively. These increases were principally due to increased volume of sales of the PCMCIA compatible products and the inclusion of QIS and MOTO-SAT sales. There have been no material increases in prices of any of the Company's products between the two periods and the Company anticipates that prices will remain subject to competitive pressures in the foreseeable future which may prohibit a significant price increase.

  Cost of sales.    Cost of sales as a percentage of net sales have
  increased to approximately 84% and 82% for the three and six month periods in 1996, respectively, as compared to 78% in both of the corresponding 1995 periods presented. This increase resulted primarily from the following factors: 1) an increase in the per hour wages in the Salt Lake City area due to an increased demand for workers and a very low unemployment rate; 2) a significant increase in sales resulting in an increased support and training manpower requirement; and 3) a decrease in efficiency resulting from time requirements to train workforce. Subsequent to March 31, 1996 the Company has reorganized its production facilities to improve its workflow and reduce material rework. As a result, the Company has reduced its work force by over 60 people and has improved its training procedures. The Company is also currently changing to a new manufacturing software and accounting package, which will provide more timely data information to management.

  Operating expenses.    Operating expenses in total as a percent of net
  sales have remained constant at about 12% for all periods presented.
  The Company increased its Sales and Marketing expenses to support the acquisition of QIS and to support a larger customer base. This increase in Sales and Marketing expense represents only a 1% increase over prior periods as a percentage of net sales. The Company has also invested in Research and Development in the current period as compared to no material investment in prior periods. General and administrative expenses have decreased as a percent of net sales from about 6% in the prior year periods, to 4% and 5% in the three and six month 1996 periods presented, respectively.

  Other income and expenses.    Other income and expenses have increased
  as a percent of sales from 1.1% to 1.6% for the three months ended March 31, 1995 and 1996, respectively. This increase is due to a demand for increased borrowing (interest expense) to support the higher level of sales and its associated increased inventory and accounts receivable levels. For the six month period ended March 31 other income and expenses have increased from 1.3% to 2.2% for 1995 and 1996, respectively. This increase was primarily related to interest expense associated with the bridge loan used to fund the QIS acquisition which was repaid in November 1995 with IPO funds and general increases in borrowing to support increased sales, inventory and accounts receivable. As noted in the subsequent events footnote the Company has negotiated a new line of credit which reduced the incremental borrowing rate from 2.75% over prime to .5% over prime. The line of credit was also increased from $3 million to $6 million.

  Earnings before income taxes.   Earnings before income taxes as a
  percentage of net sales decreased from 9.1% to 2.1% for the three months ended March 31, 1995 as compared to 1996. Earnings before income taxes for the six months ended March 31, 1996 decreased from 8.9% in 1995 to 4.1% in 1996. These decreases were primarily due to increased direct labor rate costs, increased inefficiencies in production, and increased interest expense to support the increased sales levels, inventory and accounts receivable.

  Liquidity and Capital Resources

     The Company has historically financed its operations through operating cash flow and lines of credit. However, on November 17, 1995, the Company completed an initial public offering which produced net proceeds of approximately $4,807,000. This offering significantly increased the cash and equity balances. It also allowed the Company to retire the $1,600,000 debt associated with the QIS acquisition, and to purchase additional inventory and equipment to support the increased production levels.

     The current ratio has increased from approximately 1:1 at September 30, 1995 to approximately 2:1 at March 31, 1996. This increase is primarily the result of the proceeds received from the IPO.

     Working capital increased from $126,710 at September 30, 1995 to $5,011,353 at March 31, 1996. The increase as principally due to earnings in the period and the net proceeds received from the initial public offering.

     After March 31, 1996, the Company entered into a 3 year financing arrangement with National Bank of Canada (see Note F to Financial Statements).

     Management believes that existing cash balances, borrowings available under the line of credit, and cash generated from operations will be adequate to meet the Company's anticipated cash requirements during the next twelve months. However, in the event the Company experiences adverse operating performance or above anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.

     Inflation and Seasonality

     The Company does not believe that it is significantly impacted by inflation. Historically, the industry sales tend to decline in January, February, July and August when activity in the personal computer industry as a whole is reduced. However, the Company does not anticipate a significant sales decline due to expanded marketing efforts and backlog orders.

                                    PART II

                               OTHER INFORMATION

  Item 1.   Legal Proceedings.

        From time to time the Company has been a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material litigation and is not aware of any litigation threatened against it that could have a materially adverse effect on its business.

  Item 2.   Changes in the Securities.  None.


  Item 3.   Defaults Upon Senior Securities.  None.

  Item 4. Submission of Matters to a Vote of Security Holders. None during the quarter.

  Item 5.   Other Information.

        On May 2, 1996, the Company acquired substantially all assets and assumed certain liabilities and the operations of InCirT
        Technology, for $3,500,000 and 333,407 shares of Common Stock. This issuance increased the outstanding shares to 3,033,407.

  Item 6. Exhibits and Reports on Form 8-K.

          A. Reports on Form 8-K. None during the quarter.
          B. Exhibits

               11  Calculation of earnings per share.
               27  Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PEN INTERCONNECT, INC.


                                  By:  /s/ James S. Pendleton
                                      -----------------------
                                        James S. Pendleton,
                                        CEO and  Director

                                  By: /s/ Wayne R. Wright
                                      -----------------------
                                       Wayne R. Wright,
                                       CFO, Principal Accounting
                                       Officer and Director