Form 10QSB
period 1996-06-30
PEN INTERCONNECT INC
filed 1996-08-14
CIK 1000266

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISION
                          WASHINGTION, D.C. 20549
                                FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended     June 30, 1996

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT
     For the transition period from _____________ to ______________

                     Commission file number    1-14072

                          PEN INTERCONNECT, INC.
                          ----------------------
     (Exact name of small business issuer as specified in its charter)

                 UTAH                                     87-0430260
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                Employer Identification No)

    2351 South 2300 West, Salt Lake City, UT                 84119
    (Address of Principal Executive Offices)               (Zip Code)

                                  (801) 973-6090
                        (Issuer's telephone number)

                                        N/A
                                    -----------
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     ___X___                No  ______

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                      Yes  _______                  No  _______

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     As of August 12, 1996, the issuer had 3,033,407 shares of its common stock, par value $0.01 per share, issued and outstanding.
     Transitional Small Business Disclosure Format (check one):

                      Yes _____                     No  __X__

                            FORM 10-QSB

                       PEN INTERCONNECT, INC.

                         Table of Contents

                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

          Financial Information                                      3

          Condensed Balance Sheets at
          June 30, 1996 and September 30, 1995                     4-5

          Condensed Statements of Earnings for the
          Quarters Ended June 30, 1996 and 1995 and
          Nine months ended June 30, 1996 and 1995                   6

          Condensed Statements of Cash Flows for the
          Nine months Ended June 30, 1996 and 1995                7-10

          Notes to Condensed Financial Statements                11-13

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    14-17

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                         18

Item 2    Changes in the Securities                                 18

Item 3    Defaults Upon Senior Securities                           18

Item 4    Submission of Matters to a Vote of Security Holders       18

Item 5    Other Information                                         18

Item 6(a).Exhibits                                               18-19

Item 6(b).Reports on Form 8-K                                    18-19

Signatures                                                          20

                            PEN INTERCONNECT, INC.

                                  PART I


                           FINANCIAL INFORMATION


              ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

       Pen Interconnect, Inc. (the "Issuer"), has included the unaudited condensed balance sheet of the Issuer as of June 30, 1996 and audited balance sheet as of September 30, 1995 (the Issuer's most recent fiscal year), unaudited condensed statements of earnings for the three and nine months ended June 30, 1996 and 1995, and unaudited condensed statements of cash flows for the nine months ended June 30, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Issuer, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Issuer for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Issuer and the notes thereto included in the annual report of the Issuer on Form 10-KSB for the year ended September 30, 1995. The results of operations for the three and nine months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending September 30, 1996.

                         PEN INTERCONNECT, INC.

                        CONDENSED BALANCE SHEETS

                                ASSETS

                                                      June 30,    September 30,
                                                        1996          1995
CURRENT ASSETS                                      (Unaudited)
    Cash and cash equivalents                      $     82,810   $   376,488
    Receivables (Note D)
        Trade accounts, less allowance for
        doubtful accounts of $279,394 and $12,500
        at June 30, 1996 and September 30, 1995
        respectively.                                 5,954,976     2,192,368
    Current maturities of notes receivable               27,327        27,327
    Inventories (Note B and D)                        7,398,622     3,362,394
    Prepaid expenses and other assets                   339,206       135,789
    Deferred tax asset                                  328,089        33,000

          Total current assets                       14,131,030     6,127,366

PROPERTY AND EQUIPMENT, AT COST (NoteD)
    Production equipment                              2,833,473     1,825,867
    Furniture and fixtures                              853,105       419,144
    Transportation equipment                             64,373        36,008
    Leasehold improvements                              354,150       340,429

    Total property and equipment                      4,105,101     2,621,448
    Less accumulated depreciation                     1,048,386       815,614

    Net property and equipment                        3,056,715     1,805,834

OTHER ASSETS
    Notes receivable, less current maturities            72,245        73,322
    Deferred offering costs (Note E)                        -         294,158
    Goodwill (net)                                    1,435,800           -
    Other                                               225,407        50,143

    Total other assets                                1,733,452       417,623

TOTAL ASSETS                                       $ 18,921,197   $ 8,350,823




The accompanying notes are an integral part of these statements.

                   PEN INTERCONNECT, INC.

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30,    September 30,
                                                        1996           1995
                                                    (Unaudited)
CURRENT LIABILITIES
    Notes payable (Note C)                         $        -     $ 1,600,000
    Line of credit (Note D)                           4,378,941     2,082,897
    Current maturities of long-term obligations          65,524       199,200
    Current maturities of capital leases                 60,232        54,556
    Accounts payable                                  4,023,428     1,443,395
    Accrued liabilities                               1,120,260       332,608
    Income taxes payable                                129,733       288,000

          Total current liabilities                   9,778,118     6,000,656

LONG-TERM OBLIGATIONS, less current
    maturities                                          102,021       151,000

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                          164,548       208,594

DEFERRED INCOME TAXES                                   274,000       194,000

          Total liabilities                          10,318,687     6,554,250

STOCKHOLDERS' EQUITY (Notes A,D and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                       -             -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        3,033,407 shares at June 30, 1996 and
        1,700,000 shares at September 30, 1995           30,334        17,000
    Additional paid-in capital                        7,458,403       963,935
    Retained earnings                                 1,113,773       815,638

          Total stockholders' equity                  8,602,510     1,796,573

          Total liabilities and stockholders'
            equity                                 $ 18,921,197   $ 8,350,823



The accompanying notes are an integral part of these statements.

                     PEN INTERCONNECT, INC.

               CONDENSED STATEMENTS OF EARNINGS

                        (Unaudited)

                                       Three months ended June 30, Nine months ended June 30,
                                             1996         1995         1996        1995
Net sales                               $  8,582,794 $  4,744,904 $ 18,595,250 $ 10,887,891
Cost of sales                              7,446,724    3,750,034   15,606,248    8,518,500

          Gross profit                     1,136,070      994,870    2,989,002    2,369,391

Operating expenses
    Sales and marketing                      322,570      252,314      914,173      570,475
    General and administrative               582,661      290,087    1,127,700      661,967
    Depreciation and amortization             80,667       30,385      166,329       85,544

          Total operating expenses           985,898      572,786    2,208,202    1,317,986

          Operating income                   150,172      422,084      780,800    1,051,405

Other income (expense)
Interest expense                             (92,354)    (111,941)    (296,803)    (202,860)
    Other, net                                23,759        3,940        6,781       10,108

          Total other income (expense)       (68,595)    (108,001)    (289,803)    (192,752)

          Earnings before income taxes        81,577      314,083      490,997      858,653

Income taxes                                  35,422      130,996      192,862      346,000

          NET EARNINGS                  $     46,155 $    183,087 $    298,135 $    512,653

Earnings per common   - Primary         $       0.02 $       0.11 $       0.12 $       0.30
  share               - Fully dilutive  $       0.02 $       0.11 $       0.12 $       0.30

Weighted average common shares
  outstanding         - Primary            2,811,136    1,700,000    2,570,379    1,700,000
                      - Fully dilutive     2,829,658    1,700,000    2,576,553    1,700,000





        The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                        CONDENSED STATEMENTS OF CASH FLOWS

                           FOR NINE MONTHS ENDED JUNE 30,

                                 (Unaudited)
                                                     1996             1995
Increase(decrease) in cash and cash equivalents
  Cash flows from operating activities
    Net earnings                                  $    298,135  $    512,653
    Adjustments to reconcile net earnings to net
     cash used in operating activities
        Depreciation and amortization                  166,329        85,544
        Allowance for bad debts                            649         7,500
        Deferred income taxes                         (215,089)       42,000
        Changes in assets and liabilities:
            Trade accounts receivable                 (119,440)     (562,523)
            Inventories                               (418,506)     (544,318)
            Prepaid expenses and other assets         (337,023)      (25,571)
            Deferred offering costs                    294,158       (94,295)
            Accounts payable                        (1,239,585)     (137,029)
            Accrued liabilities                        707,537       174,090
            Income taxes payable                      (158,267)      293,000

    Total adjustments                               (1,319,237)     (761,602)

    Net cash used in operating activities           (1,021,102)     (248,949)

  Cash flows from investing activities
    Purchase of propery and equipment                 (649,776)     (139,890)
    Acquisition of net assets                       (3,500,000)   (2,107,457)
    Collections on notes receivable                     15,331        25,392
    Increase in notes receivable                       (14,254)       (6,274)

  Net cash used in investing activities             (4,148,699)   (2,228,229)


                        (Continued)

                           PEN INTERCONNECT, INC.

                        FOR NINE MONTHS ENDED JUNE 30,

                               (Unaudited)
                                                       1996             1995

  Cash flows from financing activities
    Proceeds from notes payable                   $        -    $  1,600,000
    Principal payments on notes payable             (1,600,000)          -
    Proceeds from line of credit                    13,547,585    11,592,618
    Principal payments on line of credit           (11,251,541)  (10,844,526)
    Increase in long-term obligations                      -         145,000
    Principal payments on long-term obligations       (527,723)      (69,163)
    Proceeds from sale of common stock
       and warrants                                  4,707,802       250,000

   Net cash provided by financing activities         4,876,123     2,673,929

   Net increase (decrease)  in cash
     and cash equivalents                             (293,678)      196,751

Cash and cash equivalents at beginning of period       376,488       109,520

Cash and cash equivalents at end of period        $     82,810 $     306,271


Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                  $    351,294 $     130,830
        Income taxes                              $    521,038 $      11,000


Noncash investing and financing activities

During the nine months ended June 30, 1995, capital lease obligations of $120,049 were incurred when the Company entered into leases for equipment.





                                (Continued)

                             PEN INTERCONNECT, INC.

                  FOR NINE MONTHS ENDED JUNE 30, 1996 AND 1995

Acquisition of businesses

During May 1996, the Company acquired substantially all assets and assumed certain liabilities and the operations of InCirT Technology, a division of the Cerplex Group, Inc. for $3.5 million in cash and 333,407 shares of stock. Assets aquired and liabilities assumed in conjunction with this acquisition were as follows:

    Accounts receivable (net)                              $  3,463,186
    Inventories                                               3,311,416
    Prepaid expenses                                              5,436
    Property and equipment                                      705,899
    Other assets                                                 30,424
    Accounts payable                                         (3,563,436)
    Accrued liabilities                                         (33,906)

      Net assets acquired                                  $  3,919,019

    Excess purchase price over net assets acquired
    allocated to goodwill                                     1,380,981

    Purchase price                                         $  5,300,000

     Less Stock issued                                        1,800,000

     Total cash paid                                       $  3,500,000


On March 5, 1996, the Company acquired selected net assets of Overland Communications (MOTO-SAT). Assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

    Accounts receivable (net)                              $    180,631
    Inventories                                                 306,306
    Prepaid and other assets                                      5,798
    Furniture and equipment                                      43,755
    Accounts payable                                           (256,182)
    Accrured liabilities                                        (46,209)
    Long-Term obligations                                      (306,698)

      Net assets acquired                                  $    (72,599)

    Excess purchase price over net assets acquired
      resulted in recoginition of goodwill
                        (Continued)

                             PEN INTERCONNECT, INC.

                 FOR NINE MONTHS ENDED JUNE 30, 1996 AND 1995


During March 1995, the Company acquired selected net assets of Quintec Interconnect Systems for $2,000,000. Assets acquired and liabilities assumed in conjunction with this aquisition were as follows:

    Accounts receivable                                    $    705,010
    Inventories                                               1,209,983
    Prepaid expenses                                              6,400
    Deposits                                                      5,300
    Property and equipment                                      294,645
    Notes payable                                               (32,322)
    Accounts payable                                           (636,951)

      Net assets acquired                                     1,552,065

    Excess purchase price over net assets acquired allocated
        to inventory, property and equipment                    555,392

      Total cash paid                                      $  2,107,457



















        The accompanying notes are an integral part of these statements.

                           PEN INTERCONNECT, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS

On May 2, 1996, the Company entered into an agreement to acquire substantially all assets and assumed certain liabilities and the operations of InCirT Technology, a division of the Cerplex Group, Inc. for $5.3 million comprised of $3.5 million in cash and 333,407 shares of common
stock.   The cash portion of the purchase price consisted of $2.5 million in additional borrowing and $1 million in excess IPO funds. In addition, the Company will deliver to Cerplex .09261 shares of its common stock for every dollar of past due over 90 days accounts receivable of ICT collected by the Company during the first 180 days after the date of the acquisition closing up to a maximum of 55,568 shares of common stock. This transaction was accounted for using the purchase method of accounting and was effective as of April 1, 1996. The results of operations of the aquired business have been included in the financial statements since the effective date of acquisition.

On March 5, 1996 the Company acquired the assets of Overland Communication, Inc. dba MOTO-SAT by assuming that company's debt and offering future stock distributions contingent upon achievement of performance milestones. The acquisition was effective as of January 1, 1996. MOTO-SAT is a leading manufacturer of high-end satellite television systems for recreational vehicles. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities have been recorded at their fair value at the date of acquisition. The results of operations of the acquired business have been included in the financial statements since the effective date of acquisition.

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

Pro forma data. The following unaudited pro forma summary represents the combined results of operations as if the acquisitions of InCirT and Quintec had occured on October 1, 1994, and do not purport to be indicative of what would have occurred had the acquisitions been made as of October 1, 1994, or of results which may occur in the future. The pro forma weighted shares is reported as if outstanding at the beginning of the period.

                              (amounts in thousands, except share data)
                        Three months ended June 30,  Nine months ended June 30,
                                1996        1995              1996        1995
Net sales                      $8,583      $8,139           $26,405     $19,546
Operating income                  150         724               935       2,024
Net earnings                       46         318               299         978
Earnings per share               0.02        0.16              0.10        0.48
Weighted shares outstanding 3,033,407   2,033,407         2,866,740   2,033,407

                              PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE B - INVENTORIES

Inventories consist of the following:
                                     June 30,              September 30,
                                       1996                    1995

Raw materials                      $ 4,356,772              $ 1,788,640
Work-in-process                      2,567,235                1,395,241
Finished goods                         474,615                  178,513

                                   $ 7,398,622              $  3,362,394


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

At September 30, 1995, the Company had a $3,000,000 revolving line of credit with interest at a base rate plus 3.25% (12.00% at September 1995), payable monthly. The Company had borrowed $2,082,897 under the line of credit at September 30, 1995. Advances on the line of credit were limited to 80% of qualified accounts receivable and 35% of eligible inventory. The line of credit was collateralized by accounts receivable, inventory, property and equipment. The line of credit agreement was to expire in August 1997 and provided for automatic renewals for successive periods of one year each, but allowed for termination of the agreement at the end of any term. The line of credit prohibited the payment of cash dividends without the lender's consent and required the Company to comply with certain financial ratios, minimum net worth levels, and limited capital expenditures. The Company was in compliance with these requirements at September 30, 1995.

                              PEN INTERCONNECT, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE D - CREDIT FACILITY - CONTINUED

On April 8, 1996, the Company completed a new 3 year financing agreement with National Bank of Canada for a $6 million revolving line of credit with interest at one-half (.5) percent over the prime rate (8.75 % at June 30, 1996). This new line of credit replaced the $3,000,000 revolving line of credit. The Company has borrowed $4,378,941 under the new line of credit at June 30, 1996 (the Company still has $ 1,621,059 available under the line). The line of credit is collateralized by accounts receivable, inventory, property and equipment.


NOTE E - STOCK TRANSACTIONS

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


     Shares issued in Acquisition

     As discussed in Note A, the Company issued 333,407 shares of common stock in connection with an acquisition in May 1996. In addition, the Company has agreed to issue a maximum of 55,568 shares of common stock ("Contingent Stock") to The Cerplex Group, Inc. based on collections of amounts over 90 days in the accounts receivable .

                                      PART I
                              FINANCIAL INFORMATION


                                      ITEM 2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


     The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine month periods ended June 30, 1996 and 1995. This discussion should be read in conjunction with the audited financial statements of the Issuer and notes thereto included in the Annual Report of the Issuer on Form 10-KSB for the year ended September 30, 1995.

General

     The Company develops and produces on a turnkey basis interconnections solutions for original equipment manufacturers ("OEMs") in the computer, computer peripheral and other computer related industries such as the telecommunications, instrumentation and testing equipment industries. The Company's products connect electronic equipment, such as computers, to various external devices (such as video screens, printers, external disk drives, modems, telephone jacks, peripheral interfaces and networks) and connect devices within the equipment (such as power supplies, computer hard drives and PC cards). Most of the Company's sales consist of custom cable interconnections developed in close collaboration with its customers. The Company's customers include OEMs of computers including mainframes, desktops, portables, laptops, notebooks, pens and palmtops as well as OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, instrumentation and testing equipment. The InCirT Division is engaged in the electronic manufacturing services industry (EMSI), and provides sophisticated ISO 9002-certified assembly and testing services for complex printed circuit boards and subsystems. In addition, the Company's MOTO-SAT Division is a leading manufacturer of high-end satellite television systems for recreational vehicles.

Results of Operations

     The acquisition of the net assets InCirT Technology (InCirT), which was effective as of April 1, 1996 has been accounted for as a purchase.
The statement of earnings data for the three and nine months ended June 30, 1996 includes the results of operations of InCirT for the period from April 1, 1996.

     The acquisition of the net assets MOTO-SAT in 1996, which was effective as of January 1, 1996 has been accounted for as a purchase. The statement of earnings data for the three and nine months ended June 30, 1996 includes the results of operations of MOTO-SAT for the period from January 1, 1996.

     The acquisition of the net assets of QIS on March 24, 1995 has been accounted for as a purchase. The statement of earnings data for the three and nine months ended June 30, 1996 includes the results of operations of QIS for the period from March 24, 1995.

Net sales. Net sales for the Company increased approximately 81% and 71% for the three and nine month periods in fiscal 1996 as compared to the same periods in the prior year, respectively. These significant increases principally resulted from the inclusion of the recent acquisitions of the InCirT Division (since April '96), San Jose Division (QIS) (since March '95) and the MOTO-SAT Division (since January '96). There have been no material increases in prices of any of the Company's products between the two periods and the Company anticipates that prices will remain subject to competitive pressures in the foreseeable future which may prohibit a significant price increase.

Cost of sales. Cost of sales as a percentage of net sales have increased to approximately 86.8% and 83.9% for the three and nine month periods in 1996, respectively, as compared to 79.0 and 78.2% for the three and nine month periods in 1995, respectively. This increase in costs resulted primarily from the following factors: 1) the recording of a series of unusual and non-standard production expenses; 2) the Salt Lake City Division has increased its per hour wages due to an increased demand for skilled workers and a very low unemployment rate; 3) the InCirT Division has experienced a temporary shift in its product mix resulting in an increase in low margin orders from several customers; and 4) the San Jose Division has seen a temporary decease in its standard cable and harness orders due to a recent softening in the market. However, as the decrease is temporary the Division has not reduced its indirect support personnel in anticipation of a market rebound. This decision has effected the quarter and year to date margins in 1996. The unusual and non-standard production expenses are estimated by management to be about $395,000 (or about $236,000 after tax) and consist of labor inefficiencies, inventory costs, excessive materials rework costs, severance, finders fees, reorganization costs, etc. The increases in sales coupled with the low unemployment rate has forced the Salt Lake City Division to hire unskilled labor and thus incur increased training costs and the resulting inefficiencies in production. The Company continues to take steps to improve its gross profit margin by reorganizing its production facilities (this reorganization has allowed a reduction in workforce of about 60 workers through June 30, 1996), improving training, and also is currently implementing a new manufacturing software package to allow for more timely information to management.

Operating expenses. Operating expenses in total as a percent of net sales have remained relatively constant at about 12% for all periods presented. On a dollar for dollar basis the Company has proactively increased its Sales and Marketing expenses to support the ever changing customer base resulting from the recent acquisitions. Due to the additional costs in absorbing its recent acquisitions the Company has not currently experienced its anticipated saving in General and Administrative Expenses.

Other income and expenses.      Other income and expenses have decreased as
a percent of sales from 2.3% to 1.8% for the three and nine months ended June 30, 1995, respectively to 0.8% and 1.6% for the three and nine months ended June 30, 1996, respectively.. This percentage decrease in interest expense is due to an improved interest rate from an average of 3.25% over prime in 1995 to 0.5% over prime since April of 1996. In addition, 1995 amounts included interest expenses associated with the bridge loan used to fund the QIS acquisition which was repaid in November 1995 with some to the proceeds received from the initial public offering.

Net Earnings and Earnings Per Share.   The Company recorded $46,155 ($0.02
per share), for the third quarter of fiscal year 1996, compared to $183,087
($0.11 per share), for the third quarter of fiscal year 1995.   For the
entire nine months, net earnings for fiscal year 1996 were $298,135 ($0.12 per share), versus $512,653 ($0.30 per share) for the first nine months of fiscal year 1995. The reasons for the 75 percent and 42 percent decline in earnings for the three and nine month periods in 1996 as compared to 1995
are as follows:   first, the Company recorded a series of unusual and non-
standard production expenses, which represented a decrease of approximately $0.09 per weighted share for the nine months ended June 30, 1996; second, the Company has incurred additional costs in absorbing its recent acquisitions - InCirT Technology Division in April '96 and MOTO-SAT Division in January '96; and third, the Company has also experienced higher labor, support and training costs due to increased production requirements. In addition the per share earnings are further reduced because the Company has issued an additional 1,333,407 shares since September 1995 in connection with its initial public offering and the recent InCirT acquisition, resulting in additional weighted shares outstanding.

Liquidity and Capital Resources

     The Company has historically financed its operations through operating cash flow and lines of credit. However, on November 17, 1995, the Company completed an initial public offering which produced net proceeds of approximately $4.8 million . This offering significantly increased the cash and equity balances. It also allowed the Company to retire the $1,600,000 debt associated with the QIS acquisition, and to purchase additional inventory and equipment to support the increased production levels.

     Working capital increased from $126,710 at September 30, 1995 to $4,352,912 at June 30, 1996. The increase is principally due to earnings in the period, acquisitions and the net proceeds received from the initial public offering.

     The current ratio has increased from 1.0 to 1.0 at September 1995 to
1.4 to 1.0 at June 1996. This significant improvement is primarily the result of the IPO and acquisitions.

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

Inflation and Seasonality

     The Company does not believe that it is significantly impacted by inflation. Historically, the industry sales tend to decline in January, February, July and August when activity in the personal computer industry as a whole is reduced. During the last quarter, the Computer Industry has experienced a general softening in the market which management believes is seasonal in nature and therefore anticipates a resurgence in the future.

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

Item 2.   Changes in the Securities.  None.


Item 3.   Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. None during the quarter.

Item 5.   Other Information.   None

Item 6.   Exhibits and Reports on Form 8-K.

A:        Reports on Form 8-K
          During the quarter ended June 30, 1996, the Issuer filed a report on form 8-K dated May 1, 1996 associated with the acquisition of InCirT Technology (a division of the Cerplex Group, Inc.). Also on July 16, 1996 an amended 8-K/A was filed with the required audited financial statements and the Pro Forma Statements related to the acquisition.

B.        Exhibits

          10        Material contracts -

          Asset Purchase Agreement for the purchase of InCirT Technology form the Cerplex Group, Inc. The
          Schedules to this agreement are in standard form and are omitted. Registrant will on request of the Securities and Exchange Commission supplementally file all omitted schedules.

          Employment Agreement between James S. Pendleton and the Company

          Employment Agreement between Wayne R. Wright and the Company

          Employment Agreement between Robert D. Deforest Sr. and the Company

          Employment Agreement between Lewis Carl Rasmussen and the Company

          Employment Agreement between Allan L. Weaver and the Company

             The Employment agreement schedules to these agreements are in standard form and are omitted. Registrant will on request of the Securities and Exchange Commission supplementally file all omitted schedules.

          11  Calculation of earnings per share.

          27  Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEN INTERCONNECT, INC.

                                  By:  /s/ James S. Pendleton
                                      -------------------------
                                      James S. Pendleton,
                                      CEO and  Director


                                  By: /s/ Wayne R. Wright
                                      -------------------------
                                      Wayne R. Wright,
                                      CFO, Principal Accounting
                                      Officer and Director