Form 10KSB
period 1996-09-30
PEN INTERCONNECT INC
filed 1997-01-14
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTION, D.C. 20549
                                   FORM 10-KSB

(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended   September 30, 1996

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT
           For the transition period from                  to

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

        UTAH                                    87-0430260
(State or other jurisdiction
of incorporation or organization)       (I.R.S. Employer Identification No)

                 2351 South 2300 West, Salt Lake City, UT 84119
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 973-6090
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                     Common Stock, Par Value $0.01 Per Share
                              Common Stock Warrants

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X check

        State issuer's revenues for its most recent fiscal year.   $25,106,734

     As of December 20, 1996, there were 3,033,407 shares of the Issuer's commons stock, par value $0.01, issued and outstanding. The aggregate market value of the Issuer's voting stock held by nonaffiliates of the Issuer was approximately $7,219,500, computed at the closing quotations for the Issuer's common stock of $2.38 as of December 20, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement for the Annual Meeting of Shareholders to be held February 19, 1997. Certain information therein is incorporated into Part III hereof.

                                   FORM 10-KSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                           Page

PART I

1.   Description of Business                                                  3

2.   Description of Property                                                  8

3.   Legal Proceedings                                                        9

4.   Submission of Matters to a Vote of Security Holders                      9

PART II

5.   Market for Common Equity and Related Stockholder Matters                 9

6.   Management's Discussion and Analysis or Plan of Operation               10

7.   Financial Statements                                                    13

8.   Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                 13

PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                   13

10.   Executive Compensation                                                 14

11.   Security Ownership of Certain Beneficial Owners and Management         14

12.   Certain Relationships and Related Transactions                         14

13.  Exhibits and Reports on Form 8-K                                        14

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS



BUSINESS DEVELOPMENT

 General

     Pen Interconnect, Inc. (the "Company" or "Pen") develops and produces on a turnkey basis custom cable interconnections for original equipment manufactures ("OEMs") in the computer, computer peripheral, telecommunications, instrumentation and testing equipment industries (See "Business of Issuer"). The Company was incorporated under the laws of the State of Utah on September 30, 1985. The Company maintains divisions located in Salt Lake City, Utah and Tustin, California. During fiscal year 1996 the Company had a division located in San Jose, California. The San Jose Division was sold by the Company on November 12, 1996 (See "Business Development - Subsequent Event"). The executive offices of the Company are located at 2351 South 2300 West, SLC, UT 84119.


 Summary of fiscal year 1996 events


     On November 17, 1995, the Company successfully completed an initial public offering of 1,000,000 shares of its common stock and warrants to purchase 1,000,000 shares of common stock. The initial public offering price was $6.00 per share of common stock and $0.10 per warrant. Each warrant was immediately exercisable and entitled the registered holder to purchase one share of common stock at a price of $6.50. The warrants expire on November 17, 2000. The outstanding warrants may be redeemed by the Company upon 30 days' written notice at $0.05 per warrant, provided that the closing bid quotations of the common stock have averaged at least $9.00 per share for a period of any 20 consecutive trading days ending on the third day prior to the day on which the Company gives notice.

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

     Effective January 1, 1996, the Company acquired the assets of Overland Communication, Inc. dba MOTO-SAT ("Moto-Sat Division") by assuming that company's debt and offering future stock distributions contingent upon achievement of performance criteria. MOTO-SAT is a manufacturer of high-end satellite television receiving systems for recreational vehicles. The acquisition gave the Company a new product line, and allowed it to utilize its manufacturing capacity to help Moto-Sat focus on sales and research & development activities. (See Note B of Notes to Financial Statements)

     On April 8, 1996, the Company entered into a three year financing agreement with National Bank of Canada for a $6 million line of credit with the option to extend the line on an as needed basis. This line of credit replaced the $3 million line of credit which had a two-and- three-quarters (2.75) percent interest rate over prime. (See Note G of Notes to Financial Statements.)

     Effective April 1, 1996, the Company acquired substantially all of the assets and assumed certain liabilities and the operations of InCirT Technology ("InCirT Division"), a division of the Cerplex Group, Inc. for $5.3 million comprised of $3.5 million in cash and 333,407 shares of common stock. The Company also agreed to deliver to Cerplex .09261 shares of its common stock for every dollar of past due over 90 days accounts receivable of InCirT collected by the Company during the first 180 days after the date of the acquisition closing up to a maximum of 55,568 shares of common stock. (See Note B of Notes to Financial Statements)


 Subsequent event

     On November 12, 1996, the Company sold all of the net assets used by it in the operations of its San Jose Division to Touche Electronics, Inc., ("Touche") a subsidiary of TMCI Electronics, Inc.("TMCI"). The sale was effective as of November 1, 1996.

     The sales price for the net assets of the San Jose Division was $3,300,000, consisting of $2,000,000 in cash, $900,000 in promissory notes, and 53,669 shares of TMCI common stock with an agreed upon guaranteed value of $400,000. In addition, the Company has the right to receive $700,000 in contingent earn outs for a potential total sales price of $4,000,000. Pen originally purchased the San Jose Division in March 1995 for approximately $2,200,000. As part of the transaction, Touche and TMCI also assumed certain liabilities associated with the operations of the Division. (See Note P of Notes to Financial Statements).

 (b)  BUSINESS OF ISSUER

 Products

     The Company develops, produces and acts as a sub-contract manufacturer for total interconnect solutions on a turn key basis. The types of products produced by the Company include custom cables, harness, ribbons, specialty cable, surface mount technology and construction & testing of printed circuit boards, interconnections for OEMs in the computer, computer peripheral, telecommunications, medical, instrumentation and testing equipment industries. The Company's products connect electronic equipment, such as computers, to various external devices (such as video screens, printers, external disk drives, modems, telephone jacks, peripheral interfaces and networks) and connect devices within the equipment (such as power supplies, computer hard drives and PC cards).

     Most of the Company's sales consist of custom cable interconnections developed in close collaboration with its customers. The Company's customers include OEMs of computers including mainframes, desktops, portables, laptops, notebooks, pens, and palmtops as well as OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, medical, instrumentation and testing equipment. The Company's InCirT Division is engaged in the Electronic Manufacturing Services Industry (EMSI) and provides sophisticated ISO 9002-certified assembly and testing services for complex printed circuit boards and subsystems through advanced surface mount technology (SMT) manufacturing as well as traditional through-hole assembly. These products are used primarily in the computer instrumentation, testing equipment and medical equipment.

     Many OEMs in the industries that the Company serves increasingly rely upon outsourcing of their manufacturing. Outsourcing allows OEMs to take advantage of the expertise and capital investments of contract manufacturers, enabling companies to concentrate on their core activities. Using its in-house technical capabilities and multiple molding machines, the Company assists its OEM customers by quickly developing and prototyping customized interconnection assemblies in conjunction with the customers' design staffs, and then efficiently producing the customized interconnections in time frames and specialized quantities to meet its customers' needs in rapidly changing markets. With its U.S. domestic facilities and in-house technical capabilities, the Company concentrates on higher margin products, which require customization, rapid production turnaround and constant, real-time client communication. The Company also has entered into an agreement with lower cost foreign manufacturers in order to competitively service the customers' needs for lower margin, high volume standardized products.

     Until 1993 the Company manufactured standard cabling interconnections for a small number of OEMs in the mainframe computer industry. The Company has experienced increases in sales since 1993 as a result of its participation in the growth of portable computers and related peripherals by developing and producing cabling interconnections using the emerging industry-wide standards for the personal computer, or "PC" card. The PC card is a credit card size device containing a large amount of electronic solid state circuitry which is used extensively with portable computers. In the early 1990s, the Company assisted in the development of the cabling interconnections associated with the standards that have been established by the Personal Computer Memory Card International Association ("PCMCIA"). Throughout the year the majority of the computer and computer peripheral manufacturers have introduced multiple products using the PCMCIA architecture.

 Distribution of Products

     The Company markets its products through in-house salesmen and sales representatives to OEMs in the computer, medical and instrumentation markets throughout the continental U.S. and Canada and into some selective foreign countries.

 New Products

     The Moto-Sat Division has developed a satellite receiving system for use on recreational vehicles, buses, boats, yachts, and similar vehicles with a mid-level price range to enhance its sales of its high-end satellite receiving systems. The Moto-Sat Division anticipates the future release of an in-motion satellite receiving system for all types of vehicles.


 Competition


     The Company competes directly with numerous other cable manufacturers in its custom standard cable assembly business. Many of these manufacturers tend to be relatively small and fragmented. The Company also competes with computer, cabling and connector manufacturers that produce custom cable assemblies for their own use, thereby reducing potential sales to such manufacturers and to third parties by the Company. The PCMCIA cable assembly industry is dominated by approximately 15 companies, including connector manufacturers, with revenues ranging from $5 million to $100 million annually. The InCirT division competes directly with several Electronic Manufacturing Services Industry (EMSI) companies.


     Across all product lines, computer, cabling and connector manufacturers are generally substantially larger and have greater resources than the Company.

     High technology companies often use outside contract manufacturers to produce components or assemblies more inexpensively and more efficiently than they could themselves. Contract manufacturers typically produce a relatively large volume of such products and can more readily amortize the requisite capital equipment and personnel costs. The Company competes against other contract manufacturers on the basis of product quality, technical support, and rapid design, engineering and delivery of prototype connections. Successful competition requires rapid response and quick solutions to customer requests for highly customized work.

     Several of the Company's contract manufacturing competitors seek to develop price advantages by assembling cabling overseas in countries with lower labor costs. As new cable interconnection products become standardized and produced in large quantities, these overseas producers can generally offer lower prices than the Company. The Company has now started to focus its marketing efforts on this part of the market and has developed a strategic manufacturing alliance with a company in China to sell its products competitively and still control the quality of its products. Historically, the Company believed that the quality of cable assemblies manufactured overseas had not generally been equivalent to products manufactured domestically. Moreover, by originally focusing its efforts on the development and production of customized cable assemblies, the Company developed the ability to service the critical need for immediate responses to client demands which has to date avoided the relatively long turnaround time of overseas manufacture for custom cable assemblies.

 Product Components

     The Company generally purchases cable, connectors, and electronic components from a large number of unaffiliated U.S. and foreign companies that manufacture the products that meet the specifications of the OEM customers. Certain components are custom designed and purchased from a specific supplier. Most of the other components utilized by the Company are available from a number of manufacturers and the Company's decisions with respect to suppliers are based on availability of the necessary component, the reliability of the supplier in meeting its commitments, and pricing.

 Customers

     Sales by the Company have historically been concentrated with several large customers. However, only one customer exceeded 10% of the overall Company sales for fiscal year ended 1996 (three in 1995). This customer's sales were 16% and 23% for the fiscal years ended September 30, 1996 and 1995 respectively. The Company continues to have significant sales from its major customers; however, due to recent acquisitions and the resulting increased customer base these customers constitute less than 10% of the total sales of the Company, even though there has been no decrease in the dollar volume of sales from this customer.

 Employees

     As of September 30, 1996, the Company employed approximately 360 full and part-time employees. Seven employees were executive personnel, 22 were technical and engineering personnel, 14 were in marketing and sales, 299 were in manufacturing, and 18 were administrative, accounting, information systems, and clerical personnel. The Company reduced its manpower in its cable operations through attrition and automated efficiency by approximately 28% by the end of fiscal year 1996 compared to fiscal year 1995.

 Regulatory Matters

     Computer cables must satisfy electrical magnetic interference (EMI) standards which are imposed by the Federal Communications Commission. The Company relies on the manufacturer of its cable for compliance with these requirements.

                         ITEM 2. DESCRIPTION OF PROPERTY



 FACILITIES

     The Company maintains manufacturing and administrative facilities in Salt Lake City, Utah under a lease which expires September 30, 1998 and provides for $147,060 in annual rental payments. The building contains 40,500 square feet of space, of which 3,000 square feet are utilized for sales and administration and 37,500 square feet are dedicated to manufacturing, material control, quality control and the machine shop for prototype development.


     The InCirT division's manufacturing and administration facility is located in Tustin, California, under a sublease (former parent company holds lease) which expires December 31, 2001. The annual rental is approximately $126,700 per year. The premises consists of approximately 120,300 sq. feet of which InCirT subleases approximately 24,500 sq. feet of which 2,000 sq. ft. are utilized for sales and administration and 22,500 sq.ft. are dedicated to manufacturing and engineering.

     The Moto-sat division's sales and engineering facilities are located in Salt Lake City, Utah, under a lease which expires November 2000. The premises contains approximately 7,000 square feet of space all of which is utilized for sales, research, development, production and administration. The annual rental is approximately $30,000.

     The San Jose division's manufacturing and administration facilities are located in San Jose, California, under a lease which expired June 30, 1996 and was subsequently rented on a month to month basis at approximately $16,500 per month. The premises contain 26,000 square feet of space, of which 3,000 square feet are utilized for sales and administration; and 23,000 square feet are dedicated to manufacturing and engineering.

     In May 1996, the Company entered into a lease to relocate the San Jose Division under a lease which expires December 2002. The premises contains approximately 49,560 square feet of which the Company leases approximately 35,400 square feet to be used for sales, production and administration. The annual rental is approximately $344,000. The Division was to relocate in January 1997. This Division was subsequently sold and management intends to either sublease the facility or assign its interest in the lease.

                            ITEM 3. LEGAL PROCEEDINGS


     No proceedings are pending against the Company or any of its properties which, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



 None.


                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDERS MATTERS



     The common stock and warrants of the Company are listed on the National Association of Securities Dealers, Inc., Automated Quotation system ("Nasdaq"), under the symbol "PENC" for the stock and "PENCW" for the warrants. The common stock and warrants were first publicly traded on November 17, 1995.

     The following table sets forth the range of high and low bids for the common stock of the Company during the periods indicated.

                  Quarter Ended                               High Bid                  Low Bid
                  -------------                               --------                  -------
                  December 31, 1995                            $ 6.50                    $ 5.25
                  March 31, 1996                                 6.13                      5.13
                  June 30, 1996                                  7.63                      4.50
                  September 30, 1996                             6.25                      2.75



     On December 20, 1996, the closing quotation for the common stock on NASDAQ was $2.38 per share. As of December 20, 1996, there were 3,033,407 shares of common stock issued and outstanding, held by approximately 650 shareholders of record, including several holders who are nominees for an undetermined number of beneficial owners.

     The following table sets forth the range of high and low bids for the warrants of the Company during the periods indicated.

                  Quarter Ended                               High Bid                  Low Bid
                  -------------                               --------                  -------
                  December 31, 1995                            $ 2.13                    $ 1.00
                  March 31, 1996                                 2.19                      1.00
                  June 30, 1996                                  2.75                      0.94
                  September 30, 1996                             1.94                      0.63

     On December 20, 1996, the closing quotation for the warrants on NASDAQ was $ 0.64 per warrant. As of December 20, 1996, there were 1,150,000 warrants issued and outstanding.

     The trading volume of the common stock and warrants of the Company is limited, creating significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. Consequently, potential investors should be aware that the price of the common stock and warrants in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

     The Company has not paid any dividends, with respect to common stock and does not anticipate paying any dividends in the near future. The Company's credit facility with National Bank of Canada prohibits the payment of dividends without the consent of the bank.




                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION




     The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the fiscal years ended September 30, 1996 and 1995. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

 Results of Operations

     The acquisition of the net assets of InCirT Technology (InCirT), which was effective as of April 1, 1996 has been accounted for as a purchase. The statement of operations data for the year ended September 30, 1996 includes the results of operations of InCirT for the period from April 1, 1996.

     The acquisition of the net assets of MOTO-SAT in 1996, which was effective as of January 1, 1996 has been accounted for as a purchase. The statement of operations data for the year ended September 30, 1996 includes the results of operations of MOTO-SAT for the period from January 1, 1996.


     The acquisition of the net assets of QIS in San Jose, California (San Jose Division) on March 24, 1995 has been accounted for as a purchase. The statements of operations data for the years ended September 30, 1996 and 1995 include the results of operations of QIS from March 24, 1995.


Net sales. Net sales for the Company increased approximately 67% for the year ended September 30, 1996 ("1996") as compared to the year ended September 30, 1995 ("1995"). The significant increase is principally the result of the inclusion of the recent acquisitions of the InCirT Division (April '96), San Jose Division (March '95) and the MOTO-SAT Division (January '96). There have been no material increases in the prices of any of the Company's products between the two periods, but due to competitive pressure and the emergence of far east competitors the Company has reduced its prices to its large volume customers. The Company anticipates that prices will remain subject to competitive pressures in the foreseeable future which may prohibit a significant price increase.

Cost of sales. Cost of sales as a percentage of net sales has increased to approximately 90% in 1996 as compared to 79% in 1995. This increase in costs resulted primarily from the following factors: 1) the recording of a series of unusual one-time production expenses; 2) the Salt Lake City Division has increased its per hour wages due to an increased demand for skilled workers and a very low unemployment rate in the area; the Salt Lake Division because of the low unemployment and availability of manpower had to hire low skilled and untrained employees, which increased training costs, created inefficiency in production and created additional costs in reworking defective products. In addition, the low unemployment rate caused an increase in entry level wages as well as the trained employees wages in an effort to keep skilled labor. 3) the InCirT Division has experienced a temporary shift in its product mix resulting in an increase in low margin orders from several customers; 4) the Company also adjusted its WIP inventory at year end to reflect inventory obsolescence and required adjustments in material rework and 5) the San Jose Division has seen a sharp decease in its standard cable and harness orders due to a softening in the market. However, as the decrease was thought to be temporary the Division did not reduce its indirect support personnel in anticipation of a market rebound. This decision has effected the quarter and year-to-date margins in 1996.

     The unusual production expenses are estimated by management to be approximately $395,000 and consist of labor inefficiencies, inventory costs, excessive material rework costs, severance, finders fees, reorganization costs, etc. The Company continues to take steps to improve its gross profit margin by reorganizing its production facilities improving training and also is currently implementing a new manufacturing software package to allow for more timely information to management. In addition the Company has responded to the changing market by reducing the labor force, reducing operating costs, reducing general and administrative costs and has made efforts to transfer more high labor products to its strategic contract manufacturer in China.

Operating expenses. Operating expenses in total as a percent of net sales have remained relatively constant at about 12% for both years presented. However, on a dollar for dollar basis the Company has proactively increased its sales and marketing expenses to support the ever changing customer base resulting from the recent acquisitions and to support its efforts to expand into a total interconnect market place, due to the additional costs in absorbing its recent acquisitions and in being a first year public company. The Company experienced increases in audit fees, consulting, legal fees, insurance, travel and other operating expenses. These increased costs did not allow any significant cost saving in the current year in its general and administrative expenses as previously anticipated.

Other income and expenses. Other income and expenses have increased as a percent of net sales from 2.0% in 1995 to 2.2% in 1996. This percentage increase is primarily due to increases in reserves for bad debt, warranty, and vacation. These increases were partly offset by savings in interest expense as a percent of net sales due to an improved interest rate from an average of 3.25% over prime in 1995 to 0.5% over prime since April of 1996. In addition, 1995 interest expense included interest expenses associated with the bridge loan used to fund the QIS acquisition which was repaid in November 1995 with some of the proceeds received from the initial public offering.

Net earnings (loss) and earnings (loss) per share. The Company recorded a loss of $709,010 ($0.26 per share) for 1996, compared to net earnings of $617,618 ($0.36 per share) for 1995. The reasons for the loss in the current year are as listed above. In addition the per share earnings are further reduced because the Company has issued an additional 1,333,407 shares since September 1995 in connection with its initial public offering and the recent InCirT acquisition, resulting in additional weighted shares outstanding.

 Liquidity and Capital Resources

     The Company has historically financed its operations through operating cash flow and lines of credit. However, on November 17, 1995, the Company completed an initial public offering (IPO) which produced net proceeds of approximately $4.7 million . This offering significantly increased the cash and equity balances. It also allowed the Company to retire the $1,600,000 debt associated with the San Jose Division acquisition, and to purchase additional inventory and equipment to support the increased production levels.

     Working capital increased from $126,710 at September 30, 1995 to $3,189,817 at September 30, 1996. The increase is principally due to the acquisitions and the net proceeds received from the initial public offering.

     The current ratio has increased from 1.0 at September 1995 to 1.4 at September 30, 1996. This significant improvement is primarily the result of the IPO and the acquisitions.

     Management believes that additional working capital may be required to meet its future operating costs, for business expansion opportunities and to adequately support its China strategic manufacturing alliance in addition to its existing cash balances, borrowings available under the line of credit, and cash generated from operations. However, there can be no assurance that such additional financing, if required, would be available on favorable terms.

 Inflation and Seasonality

     The Company does not believe that it is significantly impacted by inflation. Historically, the industry sales tend to decline in January, February, July and August when activity in the personal computer industry as a whole is reduced. During the fourth quarter, the Company experienced a sharp downturn in the semi conductor capital equipment market, slow down in purchases and rescheduled orders in the telecommunication industry. These fourth quarter changes have significantly effected the Company's sales and resulted in a loss for both the fourth quarter of 1996 and a loss for 1996.




                          ITEM 7. FINANCIAL STATEMENTS



     The financial statements and supplementary data are included beginning at page 19. See page 18 for the index to the financial statements.




             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE



         None.


          ITEM 9. DIRECTORS, EXCECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS; COMPLIANCE WITH
                        SECTION 16(a) OF THE EXCHANGE ACT


     The information required is set forth under the captions "Election of Directors, Directors and Excecutive Officer; Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

                         ITEM 10. EXECUTIVE COMPENSATION



     The information required is set forth under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.



          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT



     The information required is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.




             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     The information required is set forth under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.




                    ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K



No reports on form 8-K were filed by the Company during the three months ended September 30, 1996.

                                INDEX OF EXHIBITS

Exhibit No.           Description

1 Form of Underwriter's Warrant Agreement including Form of Underwriter's Warrant. See Registration Statement filed on Form SB-2, SEC File No. 33-96444


2    Plan  of  acquisition,   reorganization,   arrangement,   liquidation,   or
     succession: Not applicable.

3 Articles of incorporation and By-laws. See Registration Statement filed on Form SB-2, SEC File No. 33-96444

10.1 Asset Purchase Agreement for the purchase of InCirT Technology from the Cerplex Group, Inc. See Exhibit to report on Form 10-QSB dated June 30, 1996.

10.2 Employment Agreement between James S. Pendleton and the Company. See Exhibit to report on Form 10-QSB dated June 30, 1996.

10.3 Employment Agreement between Wayne R. Wright and the Company. See Exhibit to report on Form 10-QSB dated June 30, 1996.

10.4 Employment Agreement between Robert D. Deforest Sr. and the Company. See Exhibit to report on Form 10-QSB dated June 30, 1996.

10.5 Employment Agreement between Lewis Carl Rasmussen and the Company. See Exhibit to report on Form 10-QSB dated June 30, 1996.

10.6 Employment Agreement between Alan L. Weaver and the Company. See Exhibit to report on Form 10-QSB dated June 30, 1996.

10.7 Loan and Security Agreement dated February 29, 1996 between National Bank of Canada and the Company. This filing page 47

10.8 Form of Warrant Agreement to be entered into between Registrant and American Stock Transfer & Trust Company. See Registration Statement filed on Form SB- 2, SEC File No. 33-96444

10.9 Asset Purchase Agreement dated March 22, 1995 between Registrant, Insulectro, Quality Interconnect Systems, Quintec Interconnect Systems, Quintec Industries and QIS Electronics. See Registration Statement filed on Form SB-2, SEC File No. 33-96444

10.10Real Estate Lease dated June 2, 1993 between  Registrant  and The Equitable
     Life Insurance Society. See Registration Statement filed on Form SB-2, SEC File No. 33-96444

10.11Form of 1995 Stock Option Plan. See  Registration  Statement  filed on Form
     SB-2, SEC File No. 33-96444

11   Statement re: computation of per share earnings. This filing page 78

27.  Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PEN INTERCONNECT, INC.

                                 By:  /s/ James S. Pendleton
                                 James S. Pendleton,
                                 CEO and  Director


                                By: /s/ Wayne R. Wright
                                 Wayne R. Wright,
                                 CFO, Principal Accounting
                                 Officer and Director


                                By: /s/ Alan Weaver
                                 Alan Weaver,
                                 President



                                By: /s/ Steven Fryer
                                 Steven Fryer,
                                 Director



                                 By: /s/ C. Reed Brown
                                 C. Reed Brown
                                 Director

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page
PEN INTERCONNECT, INC.

Report of Independent Certified Public Accountants                     19

Financial Statements

    Balance Sheets as of September 30, 1996 and 1995                   20

    Statements of Operations for the Years Ended
        September 30, 1996 and 1995                                    22

    Statement of Stockholders' Equity for the Years Ended
        September 30, 1996 and 1995                                    23

    Statements of Cash Flows for the Years Ended
        September 30, 1996 and 1995                                    24

    Notes to Financial Statements                                      28

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Pen Interconnect, Inc.


We have audited the accompanying balance sheets of Pen Interconnect, Inc. (a Utah Corporation), as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen Interconnect, Inc., as of September 30, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                             /s/ Grant Thornton LLP

Salt Lake City, Utah
November 22, 1996

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                  September 30,


                                     ASSETS

                                                                                      1996              1995
                                                                                ----------------  ----------

CURRENT ASSETS
    Cash and cash equivalents                                                    $   169,445          $    376,488
    Receivables (Notes C and G)
        Trade accounts, less allowance for doubtful
            accounts of $273,852 in 1996 and $12,500
            in 1995                                                                4,259,298             2,192,368
        Current maturities of notes receivable
            (Notes D and M)
               Related party                                                              -                 13,894
               Other                                                                  37,494                13,433
    Income tax refund receivable (Note J)                                            228,241                    -
    Inventories (Notes E and G)                                                    6,198,392             3,362,394
    Prepaid expenses                                                                 386,494               135,789
    Deferred tax asset (Note J)                                                      525,800                33,000
                                                                               -------------         -------------

                    Total current assets                                          11,805,164             6,127,366


PROPERTY AND EQUIPMENT, AT COST
    (Notes G,H and I)
        Production equipment                                                       3,010,575             1,825,867
        Furniture and fixtures                                                       717,821               419,144
        Transportation equipment                                                      49,373                36,008
        Leasehold improvements                                                       354,150               340,429
                                                                                 -----------        --------------

                                                                                   4,131,919             2,621,448
        Less accumulated depreciation                                              1,065,205               815,614
                                                                                 -----------          ------------

                                                                                   3,066,714             1,805,834
OTHER ASSETS
    Notes receivable, less current maturities (Notes D and M)
            Related party                                                                 -                 33,417
            Other                                                                     19,630                39,905
    Deferred offering costs (Note O)                                                      -                294,158
    Goodwill                                                                       1,589,313                     -
    Other                                                                            176,097                50,143
                                                                                ------------         -------------

                                                                                   1,785,040               417,623
                                                                                 -----------          ------------

                                                                                 $16,656,918            $8,350,823
                                                                                 ===========            ==========

The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                                  September 30,


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      1996              1995
                                                                                ----------------  ----------

CURRENT LIABILITIES
    Notes payable (Notes F and O)                                          $              -          $   1,600,000
    Line of credit (Note G)                                                        4,969,864             2,082,897
    Current maturities of long-term obligations
        (Note H)                                                                      19,265               199,200
    Current maturities of capital leases (Note I)                                     59,878                54,556
    Accounts payable                                                               2,954,601             1,443,395
    Accrued liabilities                                                              611,739               332,608
    Income taxes payable (Note J)                                                         -                288,000
                                                                          ------------------          ------------

                    Total current liabilities                                      8,615,347              6,000,656

LONG-TERM OBLIGATIONS, less current
    maturities (Note H)                                                               96,758               151,000

CAPITAL LEASE OBLIGATIONS, less current
    maturities (Note I)                                                              150,382               208,594

DEFERRED INCOME TAXES (Note J)                                                       225,800               194,000
                                                                                ------------           -----------

                    Total liabilities                                              9,088,287              6,554,250

COMMITMENTS AND CONTINGENCIES (Notes I
    and L)                                                                                -                     -

STOCKHOLDERS' EQUITY (Notes B,G,K,N, and O)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        3,033,407 shares in 1996 and 1,700,000 shares
        in 1995                                                                       30,334                17,000
    Additional paid-in capital                                                     7,431,669               963,935
    Retained earnings                                                                106,628               815,638
                                                                                ------------           -----------

                    Total stockholders' equity                                     7,568,631              1,796,573
                                                                                 -----------            -----------

                                                                                 $16,656,918             $8,350,823
                                                                                 ===========             ==========

The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS

                            Year ended September 30,


                                                                                   1996                  1995
                                                                            ------------------     ----------

Net sales (Note C)                                                            $   25,106,734          $ 15,021,839
Cost of sales                                                                     22,582,187            11,842,864
                                                                              --------------          ------------

            Gross profit                                                           2,524,547             3,178,975

Operating expenses
    Sales and marketing                                                            1,156,657               795,017
    General and administrative                                                     1,663,684               925,179
    Depreciation and amortization                                                    304,848               148,277
                                                                            ----------------        --------------

            Total operating expenses                                               3,125,189             1,868,473
                                                                             ---------------         -------------

            Operating income (loss)                                                 (600,642)            1,310,502

Other income (expense)
    Interest expense                                                                (513,956)             (332,787)
    Other income (expense) (Note M)                                                  (35,026)               30,903
                                                                          -------------------       --------------

            Total other income (expense)                                            (548,982)             (301,884)
                                                                            ----------------         -------------

             Earnings (loss) before
               income taxes                                                       (1,149,624)            1,008,618

Income taxes (benefit)  (Note J)                                                    (440,614)              391,000
                                                                           ------------------       --------------

            NET EARNINGS (LOSS)                                            $        (709,010)        $     617,618
                                                                           ==================        =============

Earnings (loss) per common share  - Primary                              $            (0.26)       $          0.36
                                                                         ===================       ===============

                                  - Fully dilutive                       $            (0.26)       $          0.36
                                                                         ===================       ===============


Weighted average common
    shares outstanding - Primary                                                   2,700,028             1,700,000
                                                                             ===============           ===========

                       - Fully dilutive                                           2,720,866             1,700,000
                                                                            ===============           ===========


The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended September 30, 1996 and 1995


                                                     Common stock         Additional
                                               Number                        paid-in      Retained
                                              of shares       Amount         capital      earnings          Total

Balance at October 1, 1994                    1,200,000   $   12,000        $  718,935   $ 198,020          $   928,955
Common stock sold for cash
    (Note O)                                    500,000        5,000           245,000           -              250,000
Net                                                   -             -                -     617,618              617,618
                                         ------------------------------------------------------------------------------

Balance at September 30, 1995                1,700,000         17,000          963,935     815,638            1,796,573
Common stock sold in IPO
    (Note O )                                1,000,000         10,000        4,671,068           -            4,681,068
Common stock issued in acquisition
    (Note B)                                   333,407          3,334        1,796,666           -            1,800,000
Net loss                                             -             -                 -    (709,010)            (709,010)
                                        --------------------------------------------------------------------------------

Balance at September 30, 1996                3,033,407      $  30,334      $ 7,431,669   $ 106,628            $7,568,631
                                             =========================================   =========            ==========


The accompanying notes are an integral part of this statement.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                            Year ended September 30,



                                                                                   1996                  1995
                                                                            ------------------     ----------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings (loss)                                                  $      (709,010)       $      617,618
        Adjustments to reconcile net earnings (loss)to net
            cash used in operating activities
               Depreciation and amortization                                         304,849               148,277
               Bad debts                                                              23,551                14,322
               Deferred income taxes                                                (176,900)               78,000
               Gain on sale of property and equipment                                     -                (19,000)
               Changes in assets and liabilities
                    Trade accounts receivable                                      1,362,345             (564,753)
                    Inventories                                                      781,724              (772,200)
                    Prepaid expenses                                                (239,471)              (32,932)
                    Other assets                                                     (95,530)                28,204
                    Deferred offering costs                                          294,158              (294,158)
                    Accounts payable                                              (2,308,412)               114,995
                    Accrued liabilities                                              199,016                194,170
                    Income taxes                                                    (800,341)               282,000
                                                                            -----------------         -------------

                        Total adjustments                                           (655,011)             (823,075)
                                                                             ---------------         --------------

                        Net cash used in operating activities                     (1,364,021)             (205,457)
                                                                            ----------------         -------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (760,817)             (593,846)
        Acquisition of businesses                                                 (3,500,000)           (2,107,457)
        Proceeds from sale of property and
            equipment   -                                                             35,000
        Issuance of notes receivable                                                 (76,362)                   -
        Collections on notes receivable                                              119,887                38,456
                                                                            ----------------         -------------

                        Net cash used in investing
                            activities                                            (4,217,292)           (2,627,847)
                                                                            ----------------          ------------

                                   (Continued)
                                       24

                             Pen Interconnect, Inc.

                            Year ended September 30,



                                                                                   1996                  1995
                                                                            -------------------   -----------

    Cash flows from financing activities
        Proceeds from notes payable                                                       -              1,925,488
        Principal payments on notes payable                                       (1,600,000)             (167,577)
        Proceeds from line of credit                                              19,701,401            17,204,792
        Principal payments on line of credit                                     (16,814,434)          (16,112,431)
        Principal payments on long-term obligations                                 (593,765)                   -
        Proceeds from sale of common stock                                         4,681,068               250,000
                                                                            ----------------        --------------

                        Net cash provided by
                            financing activities                                   5,374,270              3,100,272
                                                                             ---------------          -------------

                        Net increase (decrease) in cash
                            and cash equivalents                                    (207,043)               266,968

Cash and cash equivalents at beginning of year                                       376,488               109,520
                                                                            ----------------       ---------------

Cash and cash equivalents at end of year                                     $       169,445          $    376,488
                                                                             ===============          ============


Supplemental disclosures of cash flow information

    Cash paid during the year for
        Interest                                                            $        492,170           $   234,440
        Income taxes        428,538                                                   25,000


Noncash investing and financing activities

     During the year ended September 30, 1995 capital lease obligations of $148,049 were incurred when the Company entered into leases for equipment.


                                   (Continued)

                             Pen Interconnect, Inc.

                            Year ended September 30,

Acquisition of businesses

Effective April 1, 1996, the Company acquired substantially all assets and assumed certain liabilities and the operations of InCirT Technology, a division of the Cerplex Group, Inc. for $3.5 million in cash and 333,407 shares of stock (Note B). Assets aquired and liabilities assumed in conjunction with this acquisition were as follows:

       Accounts receivable (net)                                                                           $ 3,307,387
       Inventories                                                                                           3,311,416
       Prepaid expenses                                                                                          5,436
       Property and equipment                                                                                  705,899
       Other assets                                                                                             30,424
       Accounts payable                                                                                     (3,563,436)
       Accrued liabilities                                                                                     (33,906)
                                                                                                      -----------------

       Net assets acquired                                                                                   3,763,220

       Excess purchase price over net assets acquired allocated
           to goodwill                                                                                       1,536,780

       Purchase price                                                                                        5,300,000
       Less stock issued                                                                                     1,800,000
                                                                                                         -------------
       Total cash paid                                                                                    $  3,500,000
                                                                                                          ============


Effective January 1, 1996, the Company acquired selected net assets of Overland Communications (MOTO-SAT) (Note B). Assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

       Accounts receivable (net)                                                                           $   145,439
       Inventories                                                                                             306,306
       Prepaid and other assets                                                                                  5,798
       Furniture and equipment                                                                                  43,755
       Accounts payable                                                                                       (256,182)
       Accrued liabilities                                                                                     (46,209)
       Long term obligations                                                                                  (306,698)
                                                                                                           ------------
       Net liabilities assumed                                                                             $  (107,791)
                                                                                                           ============

Excess purchase price over net assets acquired resulted in recognition of goodwill

                                   (Continued)
                                       26

                             Pen Interconnect, Inc.

                            Year ended September 30,

On March 24, 1995, the Company acquired substantially all assets and assumed certain liabilities of Quintec Interconnect Systems for approximately $2.1 million (Note B). Assets acquired and liabilities assumed in conjunction with this acquisition were as follows:


       Accounts receivable                                                                                $    705,010
       Inventories                                                                                           1,209,983
       Prepaid expenses                                                                                          6,400
       Deposits                                                                                                  5,300
       Property and equipment                                                                                  294,645
       Notes payable                                                                                           (32,322)
       Accounts payable                                                                                       (636,951)
                                                                                                            -----------

       Net assets acquired                                                                                   1,552,065

       Excess purchase price over net assets acquired allocated
           to inventory, property and equipment                                                                555,392

       Total cash paid                                                                                   $   2,107,457
                                                                                                         =============

The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

1.   Business activity

     Pen Interconnect, Inc. (the Company) was incorporated on September 30, 1985, in the State of Utah. The Company develops and produces, on a turnkey basis, interconnections solutions for original equipment manufacturers ("OEMs") in the computer, computer peripheral and other computer related industries, such as the telecommunications, instrumentation and testing equipment industries. The Company's products connect electronic equipment, such as computers, to various external devices (such as video screens, printers, external disk drives, modems, telephone jacks, peripheral interfaces and networks) and connect devices within the equipment (such as power supplies, computer hard drives and PC cards). Most of the Company's sales consist of custom cable interconnections developed in close collaboration with its customers. The Company's customers include OEMs of computers including mainframes, desktops, portables, laptops, notebooks, pens and palmtops, as well as, OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, instrumentation and testing equipment.

     The InCirT Division is engaged in the electronic manufacturing services industry (EMSI), and provides sophisticated ISO 9002-certified assembly and testing services for complex printed circuit boards and subsystems. In addition, the Company's MOTO-SAT Division is a manufacturer of satellite receiving systems for recreational vehicles.

2.   Inventories

     Inventories consist primarily of cable, components, and boards and are valued at the lower of cost or market (first-in, first-out basis). Costs include materials, labor, and overhead.


                                   (Continued)
                                       28

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3.   Property and equipment

     Property and equipment are recorded at cost. Expenditures for additions and major improvements are capitalized. Expenditures for repairs and maintenance and minor improvements are charged to expense as incurred. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts. Gains or losses from retirements and disposals are recorded as other income or expense.

     Property and equipment are depreciated over their estimated useful lives. Leasehold improvements and assets financed under capital leases are amortized over their estimated useful lives or the lease term, whichever is shorter. Depreciation and amortization are calculated using straight-line and accelerated methods over the following estimated useful lives:

                                                                   Years
               Production equipment                                   5-10
               Furniture and fixtures                                  7
               Transportation equipment                               5-10
               Leasehold improvements                                 7-10

4.   Goodwill.

     The Company capitalized as goodwill, the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions, which costs are being amortized on a straight-line method over 15 years. The carrying value of goodwill will be reviewed periodically based on the undiscounted cash flows of the entities aquired over the remaining amortization period. Should this review indicate that goodwill is impaired, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of undiscounted cash flows.

5.   Income taxes

     The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

5.   Income taxes - Continued


     based on the difference between the financial statement and tax bases of assets and liabilities and are measured using enacted tax rates that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.


6.   Revenue recognition

     Revenue is recognized upon shipment of products.

7.   Cash and cash equivalents

     For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.


8.   Warranties

     The Company's standard warranty is one year on parts and labor. Warranty costs are accrued and expensed when revenue is recognized based upon the Company's experience with such costs. Returns have been insignificant to date.


9.   Research and development

     All research expenditures are charged against operations as incurred and are not significant to the financial statements taken as a whole.

10.  Earnings (loss) per share

     Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each year, including common equivalent shares (if

                                   (Continued)
                                       30

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -  CONTINUED

10.  Earnings (loss) per share - Continued

     dilutive). Common equivalent shares include stock options and warrants. Common stock issued at prices below the offering price of the initial public offering (Note O) have been included in the calculation as if they were outstanding for all periods presented. All per share amounts have been retroactively restated to reflect the one-for-five reverse stock split, effective March 1995.

11.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are allowance for doubtful acccounts.

12.  Accounting standards not yet adopted

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123). The Company is required to adopt the provisions of this statement for years beginning after December 15, 1995. This statement encourages, but does not require, all entities to adopt a fair value based method of accounting for employee stock options or similar equity instruments. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic-value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this statement had been applied. It is currently anticipated that the Company will continue to measure compensation costs in accordance with APB 25 and provide the disclosures required by SFAS 123.




                                   (Continued)
                                       31

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE B - ACQUISITIONS

       InCirT Technology

     Effective April 1, 1996, the Company entered into an agreement to acquire substantially all assets and assumed certain liabilities and the operations of InCirT Technology, a division of the Cerplex Group, Inc. for $5.3 million comprised of $3.5 million in cash and 333,407 shares of common stock. The cash portion of the purchase price consisted of $2.5 million in additional borrowing and $1 million in public offering funds. In addition, the Company will deliver to Cerplex .09261 shares of its common stock for every dollar of past due over 90 days accounts receivable of ICT collected by the Company during the first 180 days after the date of the acquisition closing up to a maximum of 55,568 shares of common stock. This transaction was accounted for using the purchase method of accounting and the excess purchase price over fair value of net tangible assets acquired of $1,536,780 is being amortized over 15 years. The results of operations of the acquired business have been included in the financial statements since the effective date of acquisition.

       MOTO-SAT

     Effective January 1, 1996 the Company acquired the assets of Overland Communication, Inc. dba MOTO-SAT by assuming that company's net debt of $107,791 and offering future stock distributions contingent upon achievement of performance milestones. MOTO-SAT is a manufacturer of satellite receiver systems for recreational vehicles. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities have been recorded at their fair value at the date of acquisition. The excess purchase price over fair value of net liabilities assumed of $107,791 is being amortized over 15 years. The results of operations of the acquired business have been included in the financial statements since the effective date of acquisition.


                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE B - ACQUISITIONS - CONTINUED


        Quintec Interconnect Systems

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

       Pro forma results of operations

     Assuming all of the acquisitions described above had occured at the beginning of each period presented below, the Company's unaudited pro forma condensed results of operations, exclusive of nonrecurring charges, would have been approximately as follows:

                                               (amounts in thousands,
                                                   except share data)
                                               Year  ended September 30,
                                                   1996            1995
         Net sales                             $ 32,917         $ 31,917
         Operating income (loss)                   (447)           3,321
         Net earnings (loss)                       (708)           1,547
         Earnings (loss) per share                (0.18)            0.76


     The unaudited pro forma condensed results of operations are not necessarily indicative of the actual results that would have been achieved had the aforementioned acquisitions taken place at the dates set forth above and are not necessarily indicative of future results.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE C - MAJOR CUSTOMERS AND CREDIT CONCENTRATION


     Financial instruments, which potentially subject the Company to credit risk, consist primarily of trade accounts receivable. The Company sells to customers in the computer, computer peripheral, telecommunications, instrumentation and testing equipment industries located throughout the United States. Sales have historically been concentrated with several large original equipment manufacturers (OEMs) on a turnkey basis. To reduce credit risk the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The majority of its trade receivables are unsecured. Allowances are maintained for potential credit losses. The resulting losses have been insignificant to date and have been within management's expectations.

     Revenue from shipments in fiscal 1996 and 1995 to the largest customers (representing over 10% of sales) are as follows:

                                       1996                     1995
                                       ----                     ----

            Customer A                 16%                       23%
            Customer B                  n/a                      19%
            Customer C                  n/a                      12%

     At September 30, 1996, the Company had accounts receivable due from the largest OEM representing about 7% of receivables as well as a select number of other OEMs. Remaining trade accounts receivable at September 30, 1996, were due from a variety of other customers under normal credit terms.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE D - NOTES RECEIVABLE


       Notes receivable consist of the following:

                                                                                    1996                 1995
                                                                              ---------------      ----------
            10% note receivable from a company, due
               in monthly payments of $1,500 includ-
               ing interest, collateralized by inventory,
               accounts receivable, machinery, and
               equipment                                                            $37,630               $44,028

            10%note  receivable  from a company,  due in monthly  payments  of $
               1,297 including interest,  collateralized by inventory,  accounts receivable, machinery, and
               equipment                                                             13,612                    -


            12% notes receivable from two companies,
               due in monthly payments aggregating
               $1,000 including interest                                              5,882                 9,310

            10% note receivable from an officer/stock-
               holder due in monthly payments of
               $1,500 including interest                                                 -                 47,311
                                                                             --------------             ---------


                                                                                     57,124               100,649
            Less current maturities                                                  37,494                27,327
                                                                              -------------         -------------

                                                                              $      19,630          $     73,322
                                                                              =============          ============



NOTE E - INVENTORIES

       Inventories consist of the following:
                                                                                   1996                  1995
                                                                              ---------------      ----------

            Raw materials                                                       $ 3,780,800           $ 1,788,640
            Work-in-process                                                       1,830,891             1,395,241
            Finished goods                                                          586,701               178,513
                                                                               ------------         -------------

                                                                                 $6,198,392            $3,362,394
                                                                                 ==========            ==========

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE F - NOTES PAYABLE


     During March 1995, certain investors, in connection with a private placement (Note Q), loaned the Company $1,600,000. The loans are unsecured and bear interest at the rate of 8% per annum. These notes and related interest were paid in full upon successful completion of the public offering in November, 1995.


NOTE G - CREDIT FACILITY

     On April 8, 1996, the Company completed a new 3 year financing agreement with a bank for a $6 million revolving line of credit with interest at one-half (.5) percent over the prime rate. The line of credit is collateralized by accounts receivable, inventory, property and equipment. This agreement requires that the Company maintain certain financial ratios and meet specified minimum levels of total assets, earnings and restrictions on the payments of dividends. Because the Company did not comply with certain of these requirements, the bank exercised its right to increase the interest rate to 2.5% over prime (10.75 % at September 30, 1996) until such time as these requirements are met. This new line of credit replaced the previous $3,000,000 revolving line of credit. The Company has borrowed $4,969,864 under the new line of credit at September 30, 1996 (the Company still has $1,030,136 available under the line). As a result of the Company's failure to meet these requirements the Company was in default under the loan agreement. The lender has waived these defaults as of September 30, 1996.


     During 1995 and part of 1996, the Company had a credit facility with a financing company which consisted of a line of credit and a long-term note.

     At September 30, 1995, the Company had a $3,000,000 revolving line of credit with interest at a base rate plus 3.25% (12.00% at September 1995), payable monthly. The Company had borrowed $2,082,897 under the line of credit at September 30, 1995. Advances on the line of credit were limited to 80% of qualified accounts receivable and 35% of eligible inventory. The line of credit, which was collateralized by accounts receivable, inventories, property and equipment, was paid in full during 1996.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE H - LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following:


                                                                                     1996                 1995
                                                                                --------------       ---------
            Note to an individual with interest imputed
               at 10% per annum, payable in monthly
               payments of $2,500.                                                $ 116,023          $          -


            Prime plus 3.25% (12% at September  30,  1995),  note to a financial institution  payable, in 35 monthly installments of $5,000 with a balloon payment of $125,000 due on August 1, 1997, plus interest, collateralized by substantially all of the Company's property and equipment and substantially all personal
               assets of the Company's president                                         -                350,200
                                                                              -------------              --------

                                                                                    116,023               350,200
               Less current maturities                                               19,265               199,200
                                                                                   --------              --------

                                                                                   $ 96,758              $151,000
                                                                                   ========              ========

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE H - LONG-TERM OBLIGATIONS - CONTINUED

     Maturities of long-term obligations are as follows:

               Year ending
               September 30,
               1997                                  $ 19,265
               1998                                    21,282
               1999                                    23,511
               2000                                    25,973
               2001                                    25,992
               thereafter                                  -
                                                ------------

                                                     $116,023
NOTE I - LEASES

1.   Operating leases

     The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring through 2001. In addition, the Company leases equipment under noncancelable operating leases expiring through 1999. The minimum future rental commitments under operating leases are as follows:


                 Year ending
                    September 30,                                   Facilities      Equipment            Total
                      1997                                             $617,634         $327,197           $944,831
                      1998                                              659,622          186,200            845,822
                      1999                                              522,030          170,883            692,913
                      2000                                              510,124               -             510,124
                      2001                                              138,144               -             138,144
                   Thereafter                                                -                -                 -
                                                                  -------------      -----------     ------------

                                                                     $2,447,554         $684,280         $3,131,834
                                                                     ==========         ========         ==========

     Rental expense for all operating leases is $ 402,873 and $ 155,989 for the years ended September 30, 1996 and 1995, respectively.

                                   (Continued)
                                       38

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE I - LEASES - CONTINUED

       2.   Capital leases

       Maturities of capital lease obligations are as follows:

        Year ending
        September 30,
        1997                                                            $ 80,136
        1998                                                              80,136
        1999                                                              67,457
        2000                                                              20,272
    Thereafter                                                                -

   Total minimum lease payments                                          248,001
   Less amount representing interest                                      37,741

   Present value of net minimum lease
      payments                                                           210,260
   Less current portion                                                   59,878
                                                                        $150,382

     Included in property and equipment is $307,657 of equipment under capital leases at September 30, 1996. The related accumulated amortization is $59,165.

NOTE J - INCOME TAXES (BENEFIT)

       Components of income taxes (benefit) are as follows:

                                            1996                   1995
                                        -------------          --------

            Current
               Federal                    $  (226,000)           $  263,000
               State                          (37,714)               50,000
                                         -------------             --------

                                             (263,714)              313,000
                                          ------------              -------
            Deferred
               Federal                       (152,100)               66,000
               State                          (24,800)               12,000
                                         -------------             --------

                                             (176,900)               78,000
                                        --------------             --------

            Income taxes (benefit)        $  (440,614)             $391,000
                                          ============             ========

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE J - INCOME TAXES (BENEFIT) - CONTINUED


     Reconciliation of income taxes (benefit) computed at the federal statutory rate and the income tax expense are as follows:

                                                                                  1996                   1995
                                                                              -------------          --------
            Federal income taxes at statutory rate                               $ (402,370)            $ 343,000

            State income taxes, net of federal benefit                              (38,244)               41,000

            Nondeductible expenses                                                       -                  7,000
                                                                            ---------------             ---------

                                                                                 $ (440,614)            $ 391,000
                                                                                 ===========            =========

       Deferred tax assets and liabilities consist of the following:

                                                                                        1996              1995
                                                                                  -------------     ----------
            Deferred tax assets (liabilities)
                 Accumulated depreciation                                            $(225,800)         $(194,000)
                 Net operating loss                                                    284,100                 -
                 Reserve for inventory obsolescence                                     92,100             11,000
                 Allowance for doubtful accounts                                       108,900              5,000
                 Reserve for warranties                                                 14,200              9,000
                 Reserve for vacation                                                   26,500              8,000
                                                                                   -----------        -----------

            Net deferred tax asset (liability)                                       $ 300,000        $  (161,000)
                                                                                     =========        ===========


NOTE K - EMPLOYEE STOCK OWNERSHIP PLAN

     During 1986, the Company established a noncontributory Employee Stock Ownership Plan (the ESOP) for all employees who have completed one year of service with the Company. Contributions to the ESOP, which are determined by the Company's Board of Directors, are not to exceed 25% of the compensation of the plan's participants. No contributions have been made to the ESOP since 1989. The ESOP owns 63,771 shares of common stock of the Company which are held in a trust, the trustees of which are also directors of the Company. Distributions of account balances to participants of the ESOP are only made upon the death, disability, or termination of employment of the participant.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE L - COMMITMENTS AND CONTINGENCIES

1.   Employment agreements

     The Company has entered into agreements with five key officers which provide for annual salaries and incentive bonuses. Incentive bonuses are calculated as a percentage of gross profits and/or sales.

     Annual salaries under these employment agreements are as follows:

                 Year ending
                    September 30,

                      1997                       $  550,600
                      1998                          550,600
                      1999                          550,600
                      2000                          550,600
                      2001                          137,650
                      Thereafter                         -
                                           ---------------

                                                 $2,340,050

2.   Litigation

     From time to time the Company is engaged in various lawsuits or disputes as plaintiff or defendant arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these matters will not have a material impact on the Company's financial position or results of operations.


NOTE M - RELATED PARTY TRANSACTIONS

     During 1989, the Company loaned to its Chairman and Chief Executive Officer $370,335. The note bears interest at 10%. The balance of the loan was zero and $47,311 as of September 30, 1996 and 1995, respectively. Interest income received was $ 5,006 and $7,846 for the years ended September 30, 1996 and 1995, respectively.

     During the year ended September 30, 1995, the Company guaranteed personal indebtedness of its Chairman and CEO in the maximum amount outstanding at any one time of $180,000. This indebtedness was paid in full during fiscal year 1996 and the guarantee removed.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS



NOTE N - STOCK OPTION PLAN


     During March 1995 the Company adopted the Pen Interconnect 1995 Stock Option Plan (the Option Plan). The Option Plan provides for the granting of both Incentive Stock Options (ISOs) or Non-Qualified Options (NQOs) to purchase not more than 270,000 shares of common stock. ISOs are granted at not less than market value on the date of grant whereas NQOs may be granted at not less than 85% of market value on date of grant. Options may be granted under the Option Plan to all officers, directors, and employees of the Company. In addition, NQOs may be granted to other parties who perform services for the Company. During October 1995, the Board of Directors authorized the granting of options to acquire 255,000 shares of stock at $6.00 per share. The options vest at 20% per year beginning one year from the date of the grant. No options are currently exercisable.


NOTE O - STOCK TRANSACTIONS


1.   Stock split

     During March 1995, the Board of Directors and shareholders approved an increase in the authorized number of shares from 6,000,000 to 50,000,000. Also in March 1995, the Company effected a one-for-five reverse stock split. All per share and weighted average share amounts have been restated to reflect the reverse stock split.

2.   Stock issued


     In October 1994, the Company sold 500,000 shares of common stock at a price of $0.50 per share including 47,000 shares to an officer.




                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE O - STOCK TRANSACTIONS - CONTINUED


3.   Preferred stock

     The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series and to fix the designations, powers, preferences, and rights of any such series. No shares have been designated or issued.

4.   Private placement

     In March 1995, the Company completed a private placement of 32 Units (the Bridge Units). Each Bridge Unit consists of an unsecured promissory note in the principal amount of $50,000 (total of $1,600,000) (Note F), bearing interest at an annual rate of 8%, and warrants to acquire 50,000 shares of common stock at $6.50 per share (the Bridge Warrants), expiring in five years. The notes and related interest were paid in full upon successful completion of the offering in November, 1995. The terms of the Bridge
     Warrants included in the Bridge Units are identical to and were automatically converted into a number of similar warrants offered in the initial public offering.

5.   Initial public offering

     On November 17, 1995, the Company successfully completed an initial public offering of 1,000,000 shares of common stock and 1,000,000 redeemable common stock purchase warrants for $6,100,000 ($6.00 per share and $.10 per warrant) less underwriting commissions and other expenses of $1,418,932. Each warrant was immediately exercisable and entitled the registered holder to purchase one share of common stock at a price of $6.50 and expires on November 17, 2000. The outstanding warrants may be redeemed by the Company upon 30 days' written notice at $0.05 per warrant, provided that the closing bid quotations of the common stock have averaged at least $9.00 per share for a period of any 20 trading days ending on the third day prior to the day on which the Company gives notice.




                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

5.   Initial public offering - Continued


     In connection with the offering, the Company granted the underwriters the right to purchase up to 100,000 shares of common stock and 100,000 warrants. The underwriter was also granted an over-allotment option of 150,000 shares of common stock and/or warrants to purchase an additional 150,000 shares of common stock. In December 1995, the underwriters exercised the option on the 150,000 warrants. The option to purchase the 150,000 shares of common stock has expired. The Company has granted registration rights to certain stockholders of the Company and has agreed to bear the cost associated therewith within certain limits.

NOTE P - SUBSEQUENT EVENT

       Sale of Division

     Effective November 1, 1996, the Company sold all of the net assets totaling approximately $650,000 used by it in the operations of its San Jose Division to Touche Electronics, Inc., a subsidiary of TMCI Electronics, Inc. The Company will recognize a gain after tax of approximately $450,000 on this transaction.

     The sales price was $3,300,000; consisting of $2,000,000 in cash, $900,000 in promissory notes, and 53,669 shares of TMCI common stock with an agreed upon guaranteed value of $400,000. In addition, the Company has the right to receive $700,000 in contingent earn outs for a potential total sale price of $4,000,000. The Company originally purchased the Division in March 1995 for approximately $2,200,000. As part of the transaction, Touche and TMCI also assumed certain liabilities associated with the operations of the Division.

     The $900,000 in promissory notes are comprised of two promissory notes in the amounts of $400,000 and $500,000, respectively. The $400,000 promissory note bears interest at one-half of one percent above the prime rate and is to be fully amortized and paid monthly over a 24 month period. The $500,000 promissory note bears interest at the rate of one-half of one percent above the prime rate, is amortized over a 48 month period and is payable monthly with the entire balance coming due on October 31, 1999.

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE P - SUBSEQUENT EVENT - CONTINUED

     The Company also has the right to receive up to $700,000 of contingent earn outs. These contingent earn outs are described as follows:

     1. Accounts Receivable Over 120 Days. The Company is entitled to receive .13417 shares of TMCI common stock for every $1 of past due over 120 days accounts receivable of the Division as of October 31, 1996 collected within 180 days of the closing date, up to a maximum of 13,417 shares of stock or $100,000.

     2. Division Earnings. The Company has the right to receive up to 80,503 shares of TMCI common shares or cash equivalent at the option of TMCI contingent upon the earnings of the Division. To the extent the earnings of the Division, determined before interest, income taxes and corporate overhead allocations, exceed $800,000 in any one year, the Company shall be entitled to receive such excess on a dollar for dollar basis in the form of TMCI common shares valued at $7.4532 per share until the Company has received up to $600,000 in the aggregate worth of TMCI common stock or 80,503 shares or cash equivalent at the option of TMCI. The Company has the right to earn these shares during the calendar years 1997 through 2000.

     The net assets sold by the Company include all of the assets used by the Division in its operations including, but not limited to, inventory, accounts receivable, furniture, fixtures and equipment, customer lists, intellectual property and the assumption of accounts payable and other liabilities.

     The sales price for the Division was determined on the basis of arms-length negotiations between the Company, Touche and TMCI and was based in a large part on the earnings and net assets of the Division. There was no material relationship between the Company and TMCI prior to the acquisition however, the registrant leased space and sold product to Touche in the normal course of business.

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE P - SUBSEQUENT EVENT - CONTINUED

     The following unaudited pro forma information shows the condensed operating results for the years presented as though the Company's San Jose Division had been sold at the beginning of the earliest period presented:

                                                                                              (amounts in thousands,
                                                                                                  except share data)
                                                                                             Year ended September 30 ,
                                                                                             ------------------------
                                                                         1996                            1995
                                                                        -------                          ----
       Net sales                                                         $18,205                          $11,702
       Operating income (loss)                                           (1,423)                              507
       Net earnings (loss)                                               (1,003)                              227
       Earnings (loss) per share                                          (0.37)                             0.13

     The unaudited pro forma information is not necessarily indicative of the actual results that would have occurred had the aforementioned sale taken place at the beginning of the earliest period set forth above.

                                                                   EXHIBIT 10.7
                           LOAN AND SECURITY AGREEMENT

     THIS LOAN AND SECURITY AGREEMENT made this 29th day of February, 1996 by and between NATIONAL BANK OF CANADA, a Canadian chartered bank ("Lender"), with an address at One Tabor Center, 1200 17th Street, Suite 2760, Denver, Colorado 80202, and PEN INTERCONNECT, INC., a Utah corporation, with an address at 2351 South 2300 West, Salt Lake City, Utah 84119 ("Borrower"),

                                                    WITNESSETH:

     WHEREAS, the parties wish to provide for the terms and conditions upon which Loans may be made, and Letters of Credit may be issued, for the account of Borrower;

     NOW, THEREFORE, in consideration of any Loans made and/or Letters of Credit issued for the account of Borrower, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by Borrower, the parties agree as follows:

         I .    DEFINITIONS.

     (a) "Account," "Account Debtor," "Chattel Paper," "Documents," "Equipment," "General Intangibles," "Goods," "Instruments" and "Inventory" shall have the respective meanings assigned to such terms, as of the date of this Agreement, in the Uniform Commercial Code as in effect from time to time in the State of Colorado.

     (b) "Affiliate" shall mean any Person directly or indirectly controlling, controlled by or under common control with another Person.

     (c) "Agreement" shall mean this Loan and Security Agreement, any exhibits or schedules hereto, any concurrent or subsequent riders hereto and any extensions, supplements, amendments or modifications hereto.

     (d) "Blocked Account" shall have the meaning specified in paragraph 8(a) hereof.

     (e) "Collateral" shall mean all of the property of Borrower described in paragraph 5 hereof, together with all other real or personal property of Borrower now or hereafter pledged to Lender to secure repayment of any of the Liabilities, including without limitation all Accounts, Inventory, General Intangibles and Equipment of Borrower.

     (f) "Collateral Report" shall have the meaning specified in paragraph 9(a) hereof.

     (g) "Eligible Accounts" shall mean those Accounts of Borrower which are unpaid less than ninety (90) days from invoice date, and which Lender in its sole discretion determines to be eligible. Without limiting Lender's discretion, unless otherwise agreed by Lender, the following Accounts of Borrower are not Eligible Accounts: (i) all Accounts owing by a single Account Debtor, including currently scheduled Accounts, if twenty-five percent (25%) or more of the balance owing by such Account Debtor to Borrower is ineligible for any reason;
(ii) Accounts with respect to which the Account Debtor is an officer, director, employee, Subsidiary or Affiliate of Borrower; (iii) Accounts with respect to which the Account Debtor is the United States of America or any department, agency or instrumentality thereof, unless Borrower assigns its right to payment of such Accounts to Lender pursuant to, and in full compliance with, the Assignment of Claims Act of 1940, as amended; (iv) Accounts with respect to which the Account Debtor is not a resident of the continental United States unless (A) the Account Debtor has supplied Borrower with an irrevocable letter of credit, in form and substance satisfactory to Lender, issued by a United States financial institution satisfactory to Lender, to cover the full amount of such Account, and such letter of credit is assigned and delivered to Lender or
(B) such Accounts are insured by a policy of insurance satisfactory to Lender in its sole discretion; (v) Accounts in dispute or with respect to which the Account Debtor has asserted or may assert a counterclaim or has asserted or may assert a right of setoff; (vi) Accounts with respect to which the prospect of payment or performance by the Account Debtor is or will be impaired, as determined by Lender in the exercise of its sole discretion; (vii) Accounts with respect to which Lender does not have a first and valid fully perfected security interest; (viii) Accounts with respect to which the Account Debtor is the subject of bankruptcy or a similar insolvency proceeding or has made an assignment for the benefit of creditors or whose assets have been conveyed to a receiver or trustee; (ix) Accounts with respect to which the Account Debtor's obligation to pay the Account is conditional upon the Account Debtor's approval or is otherwise subject to any prepurchase obligation or return right, as with sales made on a bill-and-hold, guaranteed sale, sale-and- retum, sale on approval or consignment basis; (x) Accounts to the extent that the Account Debtor's indebtedness to Borrower exceeds a credit limit determined by Lender in Lender's discretion; (xi) Accounts with respect to which the Account Debtor is located in New Jersey unless Borrower has received a certificate of authority to do business and is in good standing in New Jersey or has filed a Notice of Business Activities Report with the New Jersey Division of Taxation for the then current year; (xii) Accounts which arise out of sales not made in the ordinary course of Borrower's business; (xiii) Accounts with respect to which the Account Debtor has returned to Borrower any portion of the Inventory the sale of which gave rise to such Accounts; and (xiv) Accounts with respect to which any document or agreement executed or delivered in connection therewith, or any procedure used in connection with any such document or agreement, fails in any material respect to comply with the requirements of applicable law.

     (h) "Eligible Inventory" shall mean Inventory of Borrower of raw materials and finished goods which Lender in its sole discretion determines to be eligible. Without limiting Lender's discretion, unless otherwise agreed by Lender, the following Inventory of Borrower is not Eligible Inventory: (i) Inventory which is in transit; (ii) Inventory which is not in good condition, or not currently usable or currently saleable in the ordinary course of Borrower's business; (iii) Inventory which is obsolete; (iv) Inventory which Lender determines, in the exercise of its sole discretion, to be unacceptable due to age, type, category and/or quantity; (v) Inventory with respect to which Lender does not have a first and valid fully perfected security interest; (vi) Inventory consisting of work-in-progess, packaging materials or supplies; (vii) Inventory which is stored with or located on the premises of a bailee, consignee, warehouseman, processor or other third party; and (viii) Inventory which is not located at an address described forth on Exhibit A.

     (i) "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

     0) "Event of Default" shall have the meaning specified in paragraph 13 hereof.

     (k) "Increased Amount" shall have the meaning specified in paragraph 2(a) hereof.

     (1) "Indemnified Party" shall have the meaning specified in paragraph 15 hereof.

     (m) "Initial Amount" shall have the meaning specified in paragraph 2(a) hereof.

     (n) "Letters of Credit" shall mean any Letter of Credit which shall now or hereafter be issued by Lender at the request and for the account of Borrower pursuant to the terms of this Agreement.

     (o) "Liabilities" shall mean any and all obligations, liabilities and indebtedness of Borrower to Lender or to any Affiliate of Lender of any and every kind and nature, howsoever created, arising or evidenced and howsoever owned, held or acquired, whether now or hereafter existing, whether now due or to become due, whether primary, secondary, direct, indirect, absolute, contingent or otherwise (including without limitation obligations of performance), whether several, joint or joint and several, and whether arising or existing under written or oral agreement or by operation of law, including without limitation all obligations for payment of the Loans and for payment of the reimbursement obligations under paragraph 2(b) hereof with respect to the Letters of Credit.

     (P) "Loan" or "Loans" shall mean all advances made by Lender to Borrower pursuant to paragraph 2(a) hereof.

     (q) "Loan Availability" shall mean, at any time, (i) up to eighty-five percent (85%) of the face amount (less maximum discounts, credits and allowances which may be taken by or granted to Account Debtors in connection therewith) then outstanding under existing Eligible Accounts at such time, less such reserves as Lender in its sole discretion elects to establish, plus (ii) the lesser of (A) One Million Dollars ($1,000,000.00) and (B) up to fifty percent (50%) of the value of then existing Eligible Inventory, valued at the lower of cost (determined on a first in, first out basis) or market, less such reserves as Lender in its sole discretion elects to establish, minus (iii) the aggregate undrawri face amount of the Letters of Credit.

     (r) "Obligor" shall mean Borrower and each Person who is or shall become primarily or secondarily liable for any of the Liabilities.

     (s) "Other Agreements" shall mean all agreements, instruments and documents, including without limitation guaranties, mortgages, trust deeds, pledges, powers of attorney, consents, assignments, security agreements, intercreditor agreements, financing statements and all other writings heretofore, now or from time to time hereafter executed by or on behalf of Borrower or any other Person and delivered to Lender or to any Affiliate of Lender in connection with the Liabilities or the transactions contemplated hereby.

     (t) "Permitted Liens" shall mean (i) statutory liens of landlords, carriers, warehousemen, mechanics, materialmen or suppliers incurred in the ordinary course of business and securing amounts not yet due or declared to be due by the claimant thereunder, (ii) liens or security interests in favor of Lender and (iii) zoning restrictions and easements, licenses, covenants and other restrictions affecting the use of real property that do not individually or in the aggregate have a material adverse effect on Borrower's ability to use such real property for its intended purpose in connection with Borrower's business.

     (U) "Person" shall mean any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, entity, party or foreign or United States government (whether federal, state, county, city, municipal or otherwise), including without limitation any instrumentality, division, agency, body or department thereof.

     (v) "Plan" shall mean any employee benefit plan defined in Section 3(3) of ERISA, including any multiemployer plan or any employee welfare benefit plan which is maintained or has been maintained pursuant to a collective bargaining agreement to which two or more unrelated employers contribute and in respect of which Borrower is an "employer" as defined in Section 3(5) of ERISA.

     (W) "Reference Rate" shall mean the rate of interest publicly announced from time to time by National Bank of Canada at its principal office as its prime lending rate. The Reference Rate is a reference rate and does not necessarily represent the lowest or best rate actually charged to any customer. Any change in the Reference Rate shall be effective as of the effective date stated in the announcement by National Bank of Canada of such change.

     (x) "Subsidiary" shall mean any corporation of which more than fifty percent (50%) of the outstanding capital stock having ordinary voting power to elect a majority of the board of directors of such corporation (irrespective of whether at the time stock of any other class of such corporation shall have or might have voting power by reason of the happening of any contingency) is at the time, directly or indirectly, owned by Borrower or by any partnership or joint venture of which more than fifty percent (50%) of the outstanding equity interests are at the time, directly or indirectly, owned by Borrower.

     (y) "Termination Date" shall mean the earliest to occur of (i) April 30, 1999 (which date shall be automatically extended to April 30 of each succeeding year thereafter unless within sixty (60) days prior to such date or extended date either Borrower or Lender provides notice to the other that such date should not be extended, which either Borrower or Lender may do in its sole and absolute discretion), (ii) the date on which this Agreement is terminated pursuant to paragraph 7(a) hereof, and (iii) the date the Liabilities are accelerated pursuant to paragraph 14(a) hereof. Borrower acknowledges that Lender has not agreed to extend the Termination Date beyond April 30, 1999 and has no obligation to extend the Termination Date.

         2.       LOANS; LETTERS OF CREDIT.

     (a) Subject to the terms and conditions of this Agreement and the Other Agreements, prior to the Termination Date and so long as no Event of Default has occurred under this Agreement or the Other Agreements, Lender shall make Loans to Borrower as Borrower shall from time to time request or as may be necessary to pay any fees and charges payable to Lender pursuant to paragraph 3 hereof. The aggregate unpaid principal of all Loans outstanding at any one time shall not exceed the lesser of (i) Three Million Five Hundred Thousand Dollars ($3,500,000.00) ("Initial Amount") minus the aggregate undrawn face amount of the Letters of Credit and (ii) Loan Availability at such time; provided that the Initial Amount shall be increased, so long as no Event of Default has occurred or will occur under this Agreement or the Other Agreements as a result of the increase, to Six Million Dollars ($6,000,000.00) ("Increased Amount") minus the aggregate undrawn face amount of the Letters of Credit effective ten (10) days after Lender receives Borrower's written request for such increase and payment of (A) a further facility fee of Fifteen Thousand Dollars ($15,000.00) and (B) any retroactive unused facility fee described in paragraph 3(d) hereof. If at any time the outstanding principal balance of the Loans exceeds Loan Availability, Borrower shall immediately, and without the necessity of a demand of Lender, pay to Lender such amount as may be necessary to eliminate such excess.

     (b) Subject to the terms and conditions of this Agreement and the Other Agreements, prior to the Termination Date, Lender may, in its sole discretion, at Borrower's request, cause Letters of Credit to be issued for the account of Borrower; provided that the aggregate undrawn face amount of the Letters of Credit shall not at any time exceed the lesser of (i) Three Hundred Thousand Dollars ($300,000.00) and (ii) the amount by which Loan Availability at such time exceeds the outstanding principal balance of the Loans at such time. If at any time the outstanding principal balance of the Loans is zero and Loan Availability is less than zero, Borrower shall provide cash collateral to Lender in an amount equal to the amount by which Loan Availability is less than zero to secure any Letters of Credit. No Letter of Credit shall have an expiration date later than twelve (12) months from the date of issuance or the Termination Date. Borrower shall reimburse Lender, immediately upon demand, in the amount of any payments made by Lender to any Person with respect to the Letters of Credit, and until Lender shall have been so reimbursed by Borrower such payments by Lender shall be deemed to be Loans. In connection with the Letters of Credit, Borrower hereby indemnities Lender for any payments made by Lender with respect to the Letters of Credit and for any taxes, levies, deductions, charges and costs and expenses incurred by Lender with respect to the Letters of Credit.

3.       FEES AND CHARGES.

     (a) Borrower shall pay to Lender interest on the outstanding principal balance of the Loans monthly in arrears beginning on April 1, 1996 and at maturity, at the per annum rate of one-half percent (1/2%) plus the Reference Rate. Following the occurrence of an Event of Default, Borrower shall pay to Lender interest on the outstanding principal balance of the Loans at the per annum rate of two and one-half percent (2-1/2%) plus the Reference Rate. Interest shall be computed on the basis of a year of three hundred sixty (360) days for the actual number of days elapsed.

     (b) Borrower shall pay to Lender a Letter of Credit fee equal to two percent (2%) per annum (computed on the basis of a year of three hundred sixty
(360) days for the actual number of days elapsed) of the average of the aggregate undrawn face amount of the Letters of Credit during each calendar month, payable monthly in arrears beginning on April 1, 1996; provided that, following the occurrence of an Event of Default, the Letter of Credit fee shall increase to four percent (4%) per annum. In addition, Borrower shall pay to Lender all expenses incurred by Lender and all fees charged by Lender in connection with the issuance, negotiation and payment of any Letter of Credit, payable on the date incurred by Lender.

     (c)  Borrower  shall pay to  Lender  an annual  audit fee at a rate of Five
Hundred Dollars ($500.00) per auditor per day, plus travel and other out-of-pocket expenses, which shall be payable by Borrower upon completion of each audit.

     (d) Borrower shall pay to Lender an unused facility fee equal to one-quarter percent (I /4%) per annum (computed on the basis of a year of three hundred sixty (3 60) days for the actual number of days elapsed) of the amount by which the Initial Amount exceeds the sum of the average outstanding balance of the Loans and the average undrawn face amount of the Letters of Credit during each calendar month, payable monthly in arrears beginning on April 1, 1996; provided that, if the Initial Amount has been increased to the Increased Amount in accordance with paragraph 2(a) hereof, then the unused facility fee shall be calculated based on the Increased Amount retroactively to January I of the year in which the Initial Amount was increased. Notwithstanding the foregoing, so long as no Event of Default occurs before May 1, 1997, the unused facility fee shall not commence to accrue until May 1, 1997 and shall not be payable until June 1, 1997. If an Event of Default occurs before May 1, 1997, the unused facility fee shall accrue retroactively to the date of this Agreement, and any such accrued fee shall be immediately due and payable.

     (e) Except as provided in paragraph 7 hereof, if Borrower terminates this Agreement, Borrower shall pay to Lender a termination fee of (i) two percent (2%) of the Increased Amount if the tennination is effective on or before April 30, 1998 and (ii) one percent (I%) of the Increased Amount if the termination is effective after April 3 0, 1998. It is the intent of the parties that the rate of interest and the other fees and charges to Borrower under this Agreement shall be lawftil; therefore, if for any reason the interest or other fees and charges payable under this Agreement are found by a court of competent jurisdiction, in a final determination, to exceed the amount that Lender may lawfully charge Borrower, then the obligation to pay interest and other charges shall automatically be reduced to the maximum lawful amount and, if any amount in excess of such lawful amount shall have been paid, then such amount shall be reftmded to Borrower.

     4. CONDITIONS OF ADVANCES AND LETTERS OF CREDIT. The making of any advance and the issuance of any Letter of Credit provided for in this Agreement shall be conditioned upon the following:

     (a) Lender shall have received (i) with respect to a request for an advance, by at least eleven-thirty o'clock a.m. (1 1:30 a.m.) Mountain time on the day on which such advance is requested to be made hereunder,'a telephonic request from an officer of Borrower (or any Person authorized by Borrower pursuant to a written list provided to Lender) for an advance in a specific amount and (ii) with respect to a request for the issuance of a Letter of Credit, at least five (5) days prior to the date such Letter of Credit is requested to be issued, an application for such Letter of Credit executed by an officer of Borrower; in addition, Lender shall also have received all of the schedules and reports required to have been delivered by Borrower pursuant to paragraph 9 hereof,

     (b) No Default shall have occurred and be continuing;

     (c) All of the representations and warranties contained in this Agreement and the Other Agreements shall be true and correct as if made on the date the request for an advance or Letter of Credit is made; and

     (d) Lender shall have received, in form and substance satisfactory to Lender, all certificates, orders, authorities, consents, affidavits, schedules, instruments, security agreements, financing statements, mortgages and other documents which are provided for hereunder or which Lender may at any time request.

     5. GRANT OF SECURITY INTEREST TO LENDER. As security for the payment or other satisfaction of all Liabilities, Borrower hereby assigns to Lender and grants to Lender a continuing security interest in the following property of Borrower, whether now or hereafter owned, existing, acquired or arising and wherever now or hereafter located: (a) all Accounts and all Goods whose sale, lease or other disposition by Borrower has given rise to Accounts and have been returned to or repossessed or stopped in transit by Borrower; (b) all Chattel Paper, Instruments, Documents and General Intangibles (including without limitation all patents, patent applications, trademarks, trademark applications, tradenames, trade secrets, goodwill, copyrights, registrations, licenses, franchises, customer lists, tax reftmd claims, claims against carriers and shippers, guarantee claims, contracts rights, security interests, security deposits and any rights to indemnification) and specifically including the insurance policy with American Credit Indemnity; (c) all Inventory and other Goods, including without limitation Equipment, vehicles and fixtures; (d) all deposits and cash and any other property of Borrower now or hereafter in the possession, custody or control of Lender or any agent or any Affiliate of Lender or any participant with Lender in the Loans and/or Letters of Credit for any purpose (whether for safekeeping, deposit, collection, custody, pledge, transmission or otherwise); and

     (e) all additions and accessions to, substitutions for, and replacements, products and proceeds of the foregoing property, including without limitation proceeds of all insurance policies insuring the foregoing property, and all of Borrower's books and records relating to any of the foregoing and to Borrower's business.

     6. PRESERVATION OF COLLATERAL AND PERFECTION OF SECURITY INTERESTS THER]EIN. Borrower shall, at Lender's request, at any time and from time to time, execute and deliver to Lender such financing statements, documents and other agreements and instruments (and pay the cost of filing or recording the same in all public offices deemed necessary or desirable by Lender) and do such other acts and things as Lender may deem necessary or desirable in order to establish and maintain a valid, attached and perfected security interest in the Collateral in favor of Lender (free and clear of all other liens, claims and rights of third parties whatsoever, whether voluntarily or involuntarily created, except Permitted Liens) to secure payment of the Liabilities, and in order to facilitate the collection of the Collateral. Borrower irrevocably hereby makes, constitutes and appoints Lender (and all Persons designated by Lender for that purpose) as Borrower's true and lawful attorney and agent-in-fact to execute such financing statements, documents and other agreements and instruments and do such other acts and things as may be necessary to preserve and perfect Lender's security interest in the Collateral in the event that (a) an Event of Default occurs under this Agreement or the Other Agreements or (b) Borrower neglects or refuses to execute and deliver any financing statements, documents or other agreements and instruments requested by Borrower within three (3) business days after Lender's written request therefor. Borrower further agrees that a carbon, photographic, photostatic or other reproduction of this Agreement or of a financing statement shall be sufficient as a financing statement.

     7. CAPITAL ADEQUACY. If Lender shall reasonably determine that the application or adoption of any law, rule, regulation, directive, interpretation, treaty or guideline regarding capital adequacy, or any change therein or in the interpretation or administration thereof, whether or not having the force of law, increases the amount of capital required or expected to be maintained by Lender or any Person controlling, directly or indirectly, Lender, and such increase is based upon the existence of Lender's obligations hereunder and other commitments of this type, then from time to time, within ten (1 0) days after demand from Lender, Borrower at its option (a) shall terminate this Agreement, in which case the termination fee described in paragraph 3(e) hereof shall not be payable, or (b) shall pay to Lender such amount or amounts as will compensate Lender or such controlling Person, as the case may be, for such increased capital requirement. The determination of any amount to be paid by Borrower under this paragraph 7 shall take into consideration the policies of Lender or any Person controlling Lender with respect to capital adequacy and shall be based upon any reasonable averaging, attribution and allocation methods selected by Lender. A certificate of Lender setting forth the amount or amounts as shall be necessary to compensate Lender as specified in this paragraph 7 shall be delivered to Borrower and shall be conclusive in the absence of manifest error.

8.       COLLECTIONS.

     (a) Borrower shall establish one or more accounts (each a "Blocked Account") in Borrower's name with a financial institution acceptable to Lender, into which Borrower will immediately deposit all payments received by Borrower with respect to Accounts and other Collateral in the identical form in which such payments were made, whether by cash or check. If Borrower, any Affiliate or Subsidiary of Borrower, any shareholder, officer, director, employee or agent of Borrower or any Affiliate or Subsidiary of Borrower or any other Person acting for or in concert with Borrower shall receive any monies, checks, notes, drafts or other payments relating to or as proceeds of Accounts or other Collateral, Borrower and each such Person shall receive all such items in trust for, and as the sole and exclusive property of, Lender and immediately upon receipt thereof shall remit the same (or cause the same to be remitted) in kind to the Blocked Account. The financial institution with which the Blocked Account is established shall acknowledge and agree, in a manner satisfactory to Lender, that the amounts on deposit in such Blocked Account are the sole and exclusive property of Lender, that such financial institution has no right to setoff against the Blocked Account and that such financial institution shall wire, or otherwise transfer in innnediately available funds in a manner satisfactory to Lender, funds deposited in the Blocked Account to Lender on a daily basis as such ftmds are collected. Lender shall, two (2) business days after receipt by Lender of immediately available ftmds in its account, apply the whole or any part of such collections or proceeds against the Liabilities in such order as Lender shall determine in its sole discretion. All payments deposited to such Blocked Account or otherwise received by Lender, whether in respect of the Accounts or as proceeds of other Collateral or otherwise, shall be applied on account of the Liabilities in accordance with the terms of this Agreement. All checks, drafts, instruments and other items of payment or proceeds of Collateral shall be endorsed by Borrower to Lender, and, if that endorsement of any such item shall not be made for any reason, Lender is hereby irrevocably authorized to endorse the same on Borrower's behalf. For the purpose of this paragraph 8(a), Borrower irrevocably hereby makes, constitutes and appoints Lender (and all Persons designated by Lender for that purpose) as Borrower's true and lawful attorney and agentin-fact (i) to endorse Borrower's name upon said items of payment and/or proceeds of Collateral and upon any Chattel Paper, document, instrument, invoice or similar document or agreement relating to any Account of Borrower or goods pertaining thereto, (ii) to take control in any manner of any item of payment or proceeds thereof and (iii) to have access to any lock box or postal box into which any of Borrower's mail is deposited, and to open and process all mail addressed to Borrower and deposited therein.

     (b) Lender may, at any time and from time to time after the occurrence of an Event of Default, whether before or after notification to any Account Debtor and whether before or after the maturity of any of the Liabilities, (i) enforce collection of any of Borrower's Accounts or contract rights by suit or otherwise, (ii) exercise all of Borrower's rights and remedies with respect to proceedings brought to collect any Accounts, (iii) surrender, release or exchange all or any part of any Accounts, or compromise or extend or renew for any period (whether or not longer than the original period) any indebtedness thereunder, (iv) sell or assign any Account of Borrower upon such terms, for such amount and at such time or times as Lender deems advisable, (v) prepare, file and sign Borrower's name on any proof of claim in bankruptcyor other similar document against any Account Debtor and (vi) do all other acts and things which are necessary, in Lender's sole discretion, to fulfill Borrower's obligations under this Agreement and to allow Lender to collect the Accounts. In addition to any other provision hereof, Lender may at any time, whether before or after the occurrence of an Event of Default, at Borrower's expense, notify any parties obligated on any of the Accounts to make payment directly to Lender of any amounts due or to become due thereunder.

     (c) Lender, in its sole discretion, without waiving or releasing any obligation, liability or duty of Borrower under this Agreement or the Other Agreements or any Event of Default, may at any time or times hereafter, but shall not be obligated to, pay, acquire or accept an assignment of any security interest, lien, encumbrance or claim asserted by an Person in, upon or against the Collateral. All sums paid by Lender in respect thereof and all costs, fees and expenses, including without limitation reasonable attorney fees, all court costs and all other charges relating thereto incurred by Lender shall constitute Loans, payable by Borrower to Lender on demand and, until paid, shall bear interest at the highest rate then applicable to Loans hereunder.

     (d) Immediately upon Borrower's receipt of any portion of the Collateral evidenced by an agreement, Instrument or Document, including without limitation any Chattel Paper, Borrower shall deliver the original thereof to Lender together with an appropriate endorsement or other specific evidence of assignment thereof to Lender (in form and substance acceptable to Lender). If an endorsement or assigrunent of any such items shall not be made for any reason, Lender is hereby irrevocably authorized, as Borrower's attorney and agent-in-fact, to endorse or assign the same on Borrower's behalf.

         9.       SCHEDULES AND REPORTS.

     (a) Borrower shall deliver to Lender, on a weekly or more frequent basis if requested by Lender, a collateral report ("Collateral Report") describing the aging of the Accounts, all Eligible Accounts created or acquired by Borrower subsequent to the inunediately preceding Collateral Report, information in connection with any Account which has ceased to be an Eligible Account since the most recent Collateral Report, and information on all amounts collected by Borrower on Accounts subsequent to the immediately preceding Collateral Report. The Collateral Reports shall also include a schedule of Inventory owned by Borrower and in Borrower's possession valued at cost on a first in, first out basis, information on all sales of or other reduction of and all additions to Inventory, all returns of Inventory, all credits issued by Borrower and all complaints and claims against Borrower in connection with Inventory subsequent to the immediately preceding Collateral Report. The Collateral Reports shall contain such additional information as Lender shall require. Borrower shall also furnish copies of any other reports or information concerning the Accounts and Inventory included, described or referred to in the Collateral Reports, including without limitation, but only if specifically requested by Lender, copies of all invoices prepared in connection with Accounts. Lender, through its officers, employees or agents, shall have the right, at any time and from time to time in Lender's name, in the name of a nominee of Lender or in Borrower's name, to verify the validity, amount or any other matter relating to any of the Accounts, by mail, telephone,telegraph or otherwise. Borrower shall reimburse Lender, on demand, for all costs, fees and expenses incurred by Lender in this regard.

     (b) Without limiting the generality of the foregoing, Borrower shall deliver to Lender, at lease once a month (or more frequently when requested by Lender), a report with respect to Borrower's Accounts and Inventory reconciling the information described in paragraph 9(a) hereof for such month.

     (c) All schedules, certificates, reports, and assigm-nents and other items delivered by Borrower to Lender hereunder shall be executed by an authorized representative of Borrower and shall be in such form and contain such information as Lender shall specify.

     10. TERMINATION. This Agreement shall be in effect until the Termination Date. The security interests and liens created under this Agreement and the Other Agreements shall survive such termination until the Letters of Credit have been terminated and canceled and the payment of the other Liabilities has become indefeasible. At such time as Borrower has repaid all of the Liabilities and this Agreement has terminated, the parties shall deliver to each other a mutual release, in form and substance satisfactory to Lender and Borrower, of all obligations and liabilities of each party and its officers, directors, employees, agents and Affiliates to the other party-

     11. REPRESENTATIONS, WARRANTIES AND COVENANTS. Borrower hereby represents, warrants and covenants that:

     (a) The financial statements delivered or to be delivered by Borrower to Lender at or prior to the date of this Agreement and at all times subsequent thereto fairly present the financial condition of Borrower in accordance with generally accepted accounting principles consistently applied, and there has been no material adverse change in the financial condition, the operations or any other status of Borrower since the date of the financial statements delivered to Lender most recently prior to the date of this Agreement;

     (b) The office where Borrower keeps its books, records and accounts (or copies thereof) concerning the Collateral, Borrower's principal place of business and all of Borrower's other places of business, locations of Collateral and post office boxes are as set forth in Exhibit A; Borrower shall promptly (but in no event less than ten (IO) days prior thereto) advise Lender in writing of the proposed opening of any new place of business, the closing of any existing place of business, any change in the location of Borrower's books, records and accounts (or copies thereof) or the opening or closing of any post office box of Borrower;

     (c) The Collateral, including without limitation the Equipment (except any part thereof which prior to the date of this Agreement Borrower shall have advised Lender in writing consists of Collateral normally used in more than one state) is and shall be kept, or in the case of vehicles based, only at the addresses set forth on the first page of this Agreement and on Exhibit A;

     (d) If any of the Collateral consists of Goods of a type normally used in more than one state, whether or not actually so used, Borrower shall immediately give written notice to Lender of any use of any such Goods in any state other than a state in which Borrower has previously advised Lender such Goods shall be used, and such Goods shall not, unless Lender shall otherwise consent in writing, be used outside of the continental United States;

     (e) Each Account or item of Inventory which Borrower shall, expressly or by implication, request Lender to classify as an Eligible Account or as Eligible Inventory, respectively, shall, as of the time when such request is made, conform in all respects to the requirements of such classification as set forth in the respective definitions of "Eligible Account" and "Eligible Inventory" as defined in paragraph I hereof and as otherwise established by Lender from time to time, and Borrower shall promptly notify Lender in writing if any such Eligible Account or Eligible Inventory shall subsequently become ineligible;

     (o Borrower is and shall at all times be the lawful owner of its property now purportedly owned or hereafter purportedly acquired by Borrower, free from all liens, claims, security interests and encumbrances whatsoever, whether voluntarily or involuntarily created and whether or not perfected, other than the Permitted Liens and those described on Exhibit B;

     (g) Borrower has the right and power and is duly authorized and empowered to enter into, execute and deliver this Agreement and the Other Agreements and to perform its obligations hereunder and thereunder; Borrower's execution, delivery and performance of this Agreement and the Other Agreements does not and shall not conflict with the provisions of any statute, regulation, ordinance or rule of law, or any agreement, contract or other document which may now or hereafter be binding on Borrower, and Borrower's execution, delivery and performance of this Agreement and the Other Agreements shall not result in the imposition of any lien or other encumbrance upon any of the Borrower's property under any existing indenture, mortgage, deed of trust, loan or credit agreement or other agreement or instrument by which Borrower or any of its property may be bound or affected;

     (h) There are no actions or proceedings which are pending or, to the best of the knowledge of Borrower, threatened against Borrower which might result in any material adverse change in its financial condition or materially adversely affect Borrower's property, and Borrower shall, promptly upon becoming aware of any such pending or threatened action or proceeding, give written notice thereof to Lender;

     (i) Borrower has obtained all licenses, authorizations, approvals, and permits, the lack of which would have a material adverse effect on the operation of its business, and Borrower is and shall remain in compliance in all material respects with all applicable federal, state, local and foreign statutes, orders, regulations, rules and ordinances, the failure to comply with which could reasonably be expected to have a material adverse effect on its business, property, assets, operations or condition, financial or otherwise;

     0) All written information now, heretofore or hereafter fumished by Borrower to Lender is and shall be true and correct as of the date with respect to which such information was or is @shed;

     (k) Borrower is not conducting, permitting or suffering to be conducted, nor shall it conduct, permit or suffer to be conducted, any activities or transactions with any Affiliate of Borrower; provided that Borrower may enter into transactions with Affiliates of Borrower in the ordinary course of business pursuant to terms that are no less favorable to Borrower than the terms upon which such transfers or transactions would have been made had they been made to or with a Person who is not an Affiliate of Borrower and, in connection therewith, may transfer cash or property to Affiliates of Borrower for fair value;

     (1) Borrower's name has always been Pen National, Inc. or Pen Interconnect, Inc., and Borrower uses no tradenames or division names in the operation of its business other than those described on Exhibit C; Borrower shall notify Lender in writing within ten (IO) days of the change of its name or the use of any tradenames or division names not previously disclosed to Lender in writing;

     (m) With respect to Borrower's Equipment, (i) except for Permitted Liens and those described on Exhibit B, Borrower has good and indefeasible and merchantable title to and ownership of all Equipment, including without limitation the Equipment described or listed on Exhibit D, (ii) Borrower shall keep and maintain the Equipment in good operating condition and repair and shall make all necessary replacements thereof and renewals thereto so that the value and operating efficiency thereof shall at all times be preserved and maintained,
(iii) Borrower shall not permit any such items to become a fixture to real estate or an accession to other personal property, and (iv) Borrower, immediately on demand by Lender, shall deliver to Lender any and all evidence of ownership of, including without limitation certificates of title and applications of title to, any of the Equipment;

     (n) This Agreement and the Other Agreements to which Borrower is a party are the legal, valid and binding obligations of Borrower and are enforceable against Borrower in accordance with their respective terms;

     (o) Borrower is solvent, is able to pay its debts as they become due and has capital sufficient to carry on its business, now owns property having a value both at fair valuation and at present fair saleable value greater than the amount required to pay its debts, and will not be rendered insolvent by the execution and delivery of this Agreement or the Other Agreements or by completion of the transactions contemplated hereunder or thereunder;

     (p) Borrower is not now obligated, nor shall it create, incur, assume or become obligated (directly or indirectly) for any loans or other indebtedness for borrowed money other than the Loans and the indebtedness described on Exhibit E, except that Borrower (i) may borrow money from a Person other than Lender on an unsecured and subordinated basis if a subordination agreement in favor of Lender and in form and substance satisfactory to Lender isexecuted and delivered to Lender relative thereto and (ii) may incur unsecured indebtedness to trade creditors in the ordinary course of Borrower's business;

     (q) Borrower does not own any margin securities, and none of the proceeds of the Loans shall be used for the purpose of purchasing or carrying any margin securities or for the purpose of reducing or retiring any indebtedness which was originally incurred to purchase any margin securities or for any other purpose not permitted by Regulation G or Regulation U of the Board of Governors of the Federal Reserve System as in effect from time to time;

     (r) Exhibit F sets forth the names of all of the Persons who hold, of record or beneficially, ten percent (IO%) or more of the outstanding capital stock of Borrower; Borrower has no Subsidiaries or divisions, nor is Borrower engaged in any joint venture or partnership with any other Person, other than those described on Exhibit G;

     (s) Borrower is duly organized and in good standing in its state of organization and is duly qualified and in good standing in all states where the nature and extent of the business transacted by it or the ownership of its assets makes such qualification necessary, except such states in which the failure to qualify would not materially adversely affect the business, property or results of operations of Borrower;

     (t) Borrower is not in material default under any material contract, lease or commitment to which it is a party or by which it is bound, nor does Borrower know of any dispute regarding any contract, lease or commitment which is material to the continued financial success of Borrower;

     (u) There are no controversies pending or threatened between Borrower and any of its employees, other than employee grievances arising in the ordinary course of business which are not, in the aggregate, material to the continued financial success of Borrower, and Borrower is in compliance in all material respects with all federal and state laws respecting employment and employment terms, conditions and practices; and

     (v) Borrower possesses, and shall continue to possess, adequate licenses, patents, patent applications, copyrights, service marks, trademarks, trademark applications, tradestyles and tradenames to continue to conduct its business as heretofore conducted by it.

     Borrower represents, warrants and covenants to Lender that all representations, warranties and covenants of Borrower contained in this Agreement (whether appearing in paragraph I I or 12 hereof or elsewhere) shall be true at the time of Borrower's execution of this Agreement, shall survive the execution, delivery and acceptance hereof by the parties hereto and the closing of the transactions described herein or related hereto, shall remain true until the repayment in full of all of the Liabilities and termination of this Agreement, and shall be remade by Borrower at the time any advance is made or any Letters of Credit are issued pursuant to this Agreement.

     12. ADDITIONAL COVENANTS OF BORROWER. Until payment or satisfaction in full of all Liabilities and the termination of this Agreement, unless Borrower obtains Lender's prior written consent waiving or modifying any of Borrower's covenants hereunder in any specific instance, Borrower covenants that:

     (a) Borrower shall at all times keep accurate and complete books, records and accounts with respect to all of Borrower's business activities, in accordance with sound accounting practices and generally accepted accounting principles consistently applied, and shall keep such books, records and accounts, and any copies thereof, only at the addresses indicated for such purpose on Exhibit A;

     (b) Borrower agrees to deliver to Lender the following financial information, all of which shall be prepared in accordance with generally accepted accounting principles consistently applied, (i) no later than twenty-five (25) days after each calendar month, copies of internally prepared financial statements, including without limitation balance sheets and statements of income, retained earnings and cash flow of Borrower, certified by the chief financial officer of Borrower, (ii) no later than ninety (90) days after the end of each of Borrower's fiscal years, annual financial statements certified by independent certified public accountants selected by Borrower and satisfactory to Lender, which financial statements shall be accompanied by a letter from such accountants acknowledging that they are aware that Lender is relying upon such financial statements in connection with the exercise of its rights hereunder, and (iii) such other financial information as Lender shall reasonably request, in each case accompanied by a certificate of Borrower in the form attached as Exhibit H;

     (c) Borrower shall promptly advise Lender in writing of any material adverse change in business, assets or condition, financial or otherwise, of Borrower, the occurrence of any Event of Default hereunder or the occurrence of any event which, if uncured, will become an Event of Default hereunder after notice or lapse of time (or both);

     (d) Lender, or any Persons designated by it, shall have the right, upon two
(2) business days notice in writing to Borrower prior to the occurrence of an Event of Default and at any time upon and after the occurrence of an Event of Default, to call at Borrower's places of business at any reasonable times, and, without hindrance or delay, to inspect the Collateral and to inspect, audit, check and make extracts from Borrower's books, records, journals, orders, receipts and any correspondence and other data relating to Borrower's business, the Collateral or any transactions between the parties hereto, and Lender shall have the right to make such verification concerning Borrower's business as Lender may consider reasonable under the circumstances; Borrower shall furnish to Lender such information relevant to Lender's rights under this Agreement as Lender shall at any time and from time to time request, so long as the disclosure thereof does not violate rules and regulations of the Securities and Exchange Commission; Borrower authorizes Lender to discuss the affairs, finances and business of Borrower with any officers, employees or directors of Borrower, any Affiliate or the officers, employees or directors of any Affiliate, and to discuss the financial condition of Borrower with Borrower's independent certified public accountants (any such discussions shall be without liability to Lender or such accountants); Borrower shall pay to Lender all customary fees and out-of-pocket expenses incurred by Lender in the exercise of its rights hereunder, and all of such fees and expenses shall constitute Loans hereunder, payable on demand and, until paid, shall bear interest at the highest rate then applicable to Loans hereunder;

     (e) Borrower shall keep the Collateral properly housed, shall keep the Collateral insured for the full insurable value thereof against loss or damage by fire, theft, explosion, sprinklers, collision (in the case of motor vehicles) and such other risks as are customarily insured against by Persons engaged in businesses similar to that of Borrower and shall maintain such public liability and third party property damage insurance as is customary for Persons engaged in businesses similar to that of Borrower, in each case with such companies, in such amounts, with such deductibles and under policies in such form as shall be satisfactory to Lender; at the request of Lender, original (or certified) copies of such policies of insurance shall be delivered to Lender, together with evidence of payment of all premiums therefor; each such policy shall contain an endorsement, in form and substance acceptable to Lender, showing loss under such insurance policies payable to Lender; such endorsement, or an independent instrument furnished to Lender, shall provide that the insurance company shall give Lender at least thirty (30) days written notice before any such policy of insurance is altered or canceled and that no act, whether willful or negligent, or default of Borrower or any other Person shall affect the right of Lender to recover under such policy of insurance in case of loss or damage; Borrower hereby directs all insurers under such policies of insurance to pay all proceeds payable thereunder directly to Lender, and all proceeds received by Lender may be applied to the Liabilities in such order and manner as Lender shall determine; Borrower irrevocably makes, constitutes and appoints Lender (and all officers, employees or agents designated by Lender) as Borrower's true and lawful attorney (and agent-in- fact) after the occurrence of an Event of Default for the purpose of making, settling and adjusting claims under such policies of insurance, endorsing the name of Borrower on any check, draft, instrument or other item of payment for the proceeds of such policies of insurance and making all determinations and decisions with respect to such policies of insurance; provided that, if Borrower at any time shall fail to obtain or maintain any of the policies of insurance required above or to pay any premium in whole or in part relating thereto, then Lender, without waiving or releasing any obligation or default by Borrower hereunder, may (but shall be under no obligation to) obtain and maintain such policies of insurance and to pay such premiums and take such other actions with respect thereto as Lender deems advisable; all sums disbursed by Lender in connection with any such actions, including without limitation court costs, expenses, other charges relating thereto and reasonable attorney fees, shall constitute Loans hereunder and shall be payable on demand by Borrower to Lender and, until paid, shall bear interest at the highest rate then applicable to Loans hereunder;

     (f) Borrower shall not use its property, or any part thereof, in any unlawful business or for any unlawful purpose or use or maintain any of its property in any manner that does or could result in material damage to the environment or a violation of any applicable environmental laws, rules or regulations; shall keep its property in good condition, repair and order; shall not permit its property, or any part thereof, to be levied upon under execution, attachment, distraint or other legal process; shall not sell, lease, transfer or otherwise dispose of any of its property except for the sale of Inventory in the ordinary course of its business; and shall not secrete or abandon any of its property, or remove or permit removal of any of its property from any of the locations listed on Exhibit A or in any written notice to Lender pursuant to paragraph 1 1 (b) hereof, except for the removal of Inventory sold in the ordinary course of Borrower's business;

     (g) All monies and other property obtained by Borrower from Lender pursuant to this Agreement shall be used solely for the business purposes of Borrower;

     (h) Borrower shall, at the request of Lender, indicate on its records concerning the Collateral a notation, in form satisfactory to Lender, of the security interest of Lender hereunder, and Borrower shall not maintain duplicates or copies of such records at any address other than Borrower's principal place of business set forth on the first page of this Agreement;

     (i) Borrower shall file all required tax returns and pay all of its taxes when due, including without limitation taxes imposed by federal, state or municipal agencies, and shall cause any liens for taxes to be promptly released; provided that Borrower shall have the right to contest the payment of such taxes in good faith by appropriate proceedings so long as (i) the amount so contested is shown on Borrower's financial statements, (ii) the contesting of any such payment does not give rise to a lien for taxes, (iii) Borrower keeps on deposit with Lender (such deposit to be held without interest) an amount of money which, in the sole judgment of Lender, is sufficient to pay such taxes and any interest or penalties that may accrue thereon, and (iv) if Borrower fails to prosecute such contest with reasonable diligence, Lender may apply the money so deposited in payment of such taxes; if Borrower fails to pay any such taxes and in the absence of any such contest by Borrower, Lender may (but shall be under no obligation to) advance and pay any sums required to pay any such taxes and/or to secure the release of any lien therefor, and any sums so advanced by Lender shall constitute Loans hereunder, shall be payable by Borrower to Lender on demand, and, until paid, shall bear interest at the highest rate then applicable to Loans hereunder;

     0) Borrower shall not assume, guarantee or endorse, or otherwise become liable in connection with, the obligations of any Person, except by endorsement of instruments for deposit or collection or similar transactions in the ordinary course of business;

     (k) Without the prior written consent of Lender, which consent shall not be unreasonably withheld, Borrower shall not enter into any merger or consolidation, or enter into any transaction outside the ordinary course of Borrower's business, including without limitation any purchase, redemption or retirement of any shares of any class of its capital stock, and any issuance of any shares of, or warrants or other rights to receive or purchase any shares of, any class of its capital stock;

     (1) Borrower shall not declare or pay any dividend or other distribution (whether in cash or in kind) on any class of its capital stock;

     (m) Without the prior written consent of Lender, which consent shall not be unreasonably withheld, Borrower shall not pay compensation in the form of salaries or consulting fees to any of its officers in any fiscal year in excess of one hundred twenty-five percent (125%) of the amount paid to such officers in the immediately preceding fiscal year and shall not make any loans to its officers, directors or employees;

     (n) Borrower shall (i) keep in full force and effect any and all Plans which may, from time to time, come into existence under ERISA, unless such Plans can be terminated without liability to Borrower, (ii) make contributions to all of the Plans in a timely manner and in a sufficient amount to comply with the requirements of ERISA, (iii) comply with all material requirements of ERISA which relate to Plans (including without limitation the minimum funding standards of Section 302 of ERISA) and (iv) notify Lender immediately upon receipt by Borrower of any notice of the institution of any proceeding or other action which may result in the termination of any Plans;

     (o) Without the prior written consent of Lender, which consent shall not be unreasonably withheld, Borrower shall not invest in, purchase or otherwise acquire, or contract to invest in, purchase or otherwise acquire, the obligations or capital stock of any Person, other than direct obligations of the United States;

     (p) Borrower shall not amend its organizational documents or change its fiscal year;

     (q) Borrower shall reimburse Lender for all costs and expenses, including without limitation legal expenses and reasonable attorney fees, incurred by Lender in connection with the documentation and consummation of this transaction and any other transactions between Borrower and Lender, including without limitation Uniform Commercial Code and other public record searches, lien filings, Federal Express or similar express or messenger delivery, appraisal costs, surveys, title insurance and envirorunental audit or review costs, or in seeking to administer, collect, protect or enforce any rights in or to the Collateral, to collect any Liabilities or to administer, participate, assign and/or enforce any of Lender's rights under this Agreement and the Other Agreements; all such costs, expenses and charges shall constitute Loans hereunder, shall be payable by Borrower to Lender on demand, and, until paid, shall bear interest at the highest rate then applicable to Loans hereunder;

     (r) At no time on or before April 30, 1997 shall Borrower permit the principal balance outstanding on the Loans to be less than One Million Five Hundred Thousand Dollars ($1,500,000.00);

     (s) The capital expenditures of Borrower shall not exceed (i) Seven Hundred Fifty Thousand Dollars ($750,000.00) during each of the years ending September 30, 1996, September 30, 1997 and September 30, 1998 and (ii) such amount as is agreed in writing by Lender and Borrower for fiscal years ending after September 30, 1998;

     (t) The value of the total assets of Borrower (excluding the value of any intangible assets and accounts receivable due from officers and directors of Borrower) less the value of the total liabilities of Borrower shall be at least
(i) Seven Million Fifty Thousand Dollars ($7,050,000.00) as of September 30, 1996, (ii) Seven Million Six Hundred Fifty Thousand Dollars ($7,650,000.00) as of September 30, 1997, (iii) Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000.00) as of September 30, 1998 and (iv) as agreed in writing by Lender and Borrower for fiscal years ending after September 30, 1998;

     (u) Earnings of Borrower after income taxes but before extraordinary items and nonoperating gains shall be at least (i) Six Hundred Thousand Dollars ($600,000.00) for each of the years ending September 30, 1996, September 30, 1997 and September 30, 1998 and (ii) as agreed in writing by Lender and Borrower for fiscal years ending after September 30, 1998; and

     (v) The interest expense payable by Borrower to Lender and others shall not exceed (i) four (4) times its earnings before interest, income taxes, depreciation, amortization, extraordinary items and nonoperating gains for each of the years ending September 30, 1996, September 30, 1997 and September 30, 1998 and (ii) such amount as is agreed in writing by Lender and Borrower for fiscal years ending after September 30, 1998.

     (w) At no time shall the ratio of the total liabilities of Borrower to the net worth of Borrower, in each case calculated in accordance with generally accepted accounting principles consistently applied, exceed three (3) to one
(1), with net worth being defined as (i) shareholders' equity (including capital stock, additional paid-in capital and retained earnings) plus (ii) indebtedness subordinated to the Liabilities in fon-n and substance satisfactory to Lender minus (iii) intangible assets (including goodwill).

     13. EVENT OF DEFAULT. The occurrence of any one or more of the following events shall constitute an event of default ("Event of Default") by Borrower hereunder:

     (a) The failure of any Obligor to pay when due or declared due any of the Liabilities;

     (b) The failure of any Obligor to perform, keep or observe any of the covenants, conditions, promises, agreements or obligations of such obligor under this Agreement or the Other Agreements;

     (c) The failure of any Obligor to perform, keep or observe any of the covenants, conditions, promises, agreements or obligations of such Obligor under any other agreement with any Person if such failure may have a material adverse effect on such Obligor's business, property, assets, operations or condition, financial or otherwise;

     (d) The making or furnishing by any Obligor to Lender of any representation, warranty, certificate, schedule, report or other communication which is untrue or misleading in any material respect within or in connection with this Agreement or the Other Agreements or in connection with any other agreement between such Obligor and Lender;

     (e) The making or any attempt to make any levy, seizure or attachment of any of Borrower's property;

     (f) The commencement of any proceedings in bankruptcy by or against any Obligor or for the liquidation or reorganization of any Obligor, or alleging that such Obligor is insolvent or unable to pay its debts as they mature, or for the readjustment or arrangement of anyObligor's debts, whether under the United States Bankruptcy Code or under any other state or federal law now or hereafter existing for the relief of debtors, or the commencement of any analogous statutory or non-statutory proceedings involving any Obligor; provided that, if such commencement of proceedings against such Obligor is involuntary and such Obligor is contesting such proceedings in good faith, such action shall not constitute an Event of Default unless such proceedings are not dismissed within thirty (30) days after the commencement thereof,

     (g) The appointment of a receiver or trustee for any Obligor, for any of the Collateral or for any substantial part of any Obligor's assets or the institution of any proceedings for the dissolution, or the full or partial liquidation, of any Obligor which is a corporation or a partnership; provided that, if such appointment or commencement of proceedings against such Obligor is involuntary and such Obligor is contesting such proceedings in good faith, such action shall not constitute an Event of Default unless such appointment is not revoked or such proceedings are not dismissed within thirty (30) days after the appointment or commencement thereof;

     (h) The entry of any final judgment or order against any Obligor granting equitable relief or awarding money damages in excess of Fifty Thousand Dollars ($50,000.00) which remains unsatisfied or undischarged and in effect for ninety
(90) days after such entry without a stay of enforcement or execution;

     (i) The death of any Obligor who is a natural Person or the dissolution of any Obligor which is a partnership or corporation;

     0) The occurrence of a material change in the identity or composition of the Persons who are directors or executive officers of Borrower;

     (k) The occurrence of an event of default under, or the revocation or termination of, any agreement, instrument or document executed and delivered by any Person to Lender pursuant to which such Person has guaranteed to Lender the payment of all or any of the Liabilities or has granted Lender a security interest in or lien upon some or all of such Person's real and/or personal property to secure the payment of all or any of the Liabilities;

     (1) The institution in any court of a criminal proceeding against any Obligor, or the indictment of any Obligor for any crime; or

     (m) Lender shall feel insecure for any reason whatsoever, including without limitation fear of removal or waste of all or part of the Collateral.

           14.      REMEDIES UPON AN EVENT OF DEFAULT.

     (a) Upon the occurrence of an Event of Default described in paragraph 13(f) hereof, all Liabilities shall immediately and automatically become due and payable, without notice of any kind. Upon the occurrence of any other Event of Default, all Liabilities may, at the option of Lender, and without demand, notice or legal process of any kind, be declared, and immediately shall become, due and payable.

     (b) Upon the occurrence of an Event of Default, Lender may exercise from time to time any rights and remedies available to it under the Uniform Commercial Code and any other applicable law in addition to, and not in lieu of, any rights and remedies expressly granted in this Agreement or in any of the Other Agreements, and all of Lender's rights and remedies shall be cumulative and non-exclusive to the extent permitted by law. In particular, but not by way of limitation of the foregoing, Lender may, without notice, demand or legal process of any kind, take possession of any or all of the Collateral (in addition to Collateral of which it already has possession), wherever it may be found, and for that purpose may pursue the same wherever it may be found, and may enter into any of Borrower's premises where any of the Collateral may be and search for, take possession of, remove, keep and store any of the Collateral until the same shall be sold or otherwise disposed of, and Lender shall have the right to store the same at any of Borrower's premises without cost to Lender. At Lender's request, Borrower shall at Borrower's expense assemble the Collateral and make it available to Lender at one or more places to be designated by Lender and reasonably convenient to Lender and Borrower. Borrower recognizes that if Borrower fails to perform, observe or discharge any of the Liabilities under this Agreement or the Other Agreements, no remedy at law will provide adequate relief to Lender, and Borrower agrees that Lender shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages. Any notification required by law of the intended disposition of any Collateral shall be deemed reasonably and properly given if given at least ten (1 0) calendar days before such disposition. Any proceeds of any disposition by Lender of any Collateral may be applied by Lender to the payment of expenses in connection with the Collateral, including without limitation legal expenses and reasonable attorney fees, and any balance of such proceeds may be applied by Lender toward the payment of such of the Liabilities, and in such order of application, as Lender may from time to time elect, including without limitation to provide cash collateral to secure the Letters of Credit.

     15. INDEMNIFICATION. Borrower shall defend (with counsel satisfactory to Lender), protect, indemnify and hold hannless Lender, each Affiliate of Lender and each of their respective officers, directors, employees, attorneys and agents (each an "Indemnified Party") from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, claims, costs, expenses and disbursements of any judgments, suits, claims, costs, expenses and disbursements of any kind or nature (including without limitation the disbursements and the reasonable fees of counsel for each Inderymified Party in connection with any investigative, administrative or judicial proceeding, whether or not the Indemnified Party shall be designated a party thereto), which may be imposed on, incurred by, or asserted against any Indemnified Party (whether direct, indirect or consequential and whether based on any federal, state or local laws or regulations, including without limitation securities, environmental and commercial laws and regulations, under common law or in equity, or based on contract or otherwise) in any manner relating to or arising out of this Agreement or the Other Agreements, or any act, event or transaction related or attendant thereto, the making and the management of the Loans or any Letters of Credit or the use or intended use of the proceeds of the Loans or any Letters of Credit; provided that Borrower shall not have any obligation hereunder to any Indemnified Party with respect to matters caused by or resulting from the willful misconduct or gross negligence of such Indemnified Party. To the extent that the undertaking to indemnify set forth in the preceding sentence may be unenforceable because it is violative of any law or public policy, Borrower shall satisfy such undertaking to the maximum extent permitted by applicable law. Any liability, obligation, loss, damage, penalty, cost or expense covered by this indemnify shall be paid to each Indemnified Party on demand, and, failing prompt payment, shall, together with interest thereon at the highest rate then applicable to Loans hereunder from the date incurred by each Indemnified Party until paid by Borrower, be added to the Liabilities and be secured by the Collateral. The provisions of this paragraph 15 shall survive the satisfaction and payment of the Liabilities and the termination of this Agreement.

     16. NOTICE. All written notices and other written communications with respect to this Agreement shall be sent by ordinary, certified or overnight mail, by facsimile transmission or delivered in person, and in the case of Lender shall be sent to it at One Tabor Center, 1200 17th Street, Suite 2760, Denver, Colorado 80202, Attention: William N. Tsiouvaras, and in the case of Borrower shall be sent to it at its principal place of business set forth on the first page of this Agreement, Attention: Wayne R. Wright.

     17. CHOICE OF GOVERNING LAW; CONSTRUCTION; FORUM SELECTION. This Agreement and the Other Agreements are submitted by Borrower to Lender for Lender's acceptance or rejection at Lender's principal place of business as an offer by Borrower to borrow monies from Lender now and from time to time hereafter and shall not be binding upon Lender or become effective until accepted by Lender in writing at said place of business. If so accepted by Lender, this Agreement and the Other Agreements shall be deemed to have been made at said place of business. THIS AGREEMENT AND THE OTHER AGREEMENTS SHALL BE GOVERNED AND CONTROLLED BY THE INTERNAL LAWS OF THE STATE OF COLORADO AS TO INTERPRETATION, ENFORCEMENT, VALIDITY, CONSTRUCTION, EFFECT, AND IN ALL OTHER RESPECTS, INCLUDING WITHOUT LIMITATION THE LEGALITY OF THE INTEREST RATE AND OTHER CHARGES, BUT EXCLUDING PERFECTION OF THE SECURITY INTERESTS IN THE COLLATERAL, WHICH SHALL BE GOVERNED AND CONTROLLED BY THE LAWS OF THE RELEVANT JURISDICTION. If any provision of this Agreement shall be held to be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or remaining provisions of this Agreement. To induce Lender to accept this Agreement, Borrower irrevocably agrees that, subject to Lender's sole and absolute election, ALL ACTIONS OR PROCEEDINGS IN ANY WAY, MANNER OR RESPECT ARISING OUT OF OR FROM OR RELATED TO THIS AGREEMENT, THE OTHER AGREEMENTS OR THE COLLATERAL SHALL BE LITIGATED IN COURTS HAVING SITUS WITHIN THE CITY AND COUNTY OF DENVER, STATE OF COLORADO. BORROWER HEREBY CONSENTS AND SUBMITS TO THE JURISDICTION OF ANY LOCAL, STATE OR FEDERAL COURTS LOCATED WITHIN SAID CITY AND COUNTY AND STATE. BORROWER HEREBY WAIVES ANY RIGHT IT MAY HAVE TO TRANSFER OR CHANGE THE VENUE OF ANY LITIGATION BROUGHT AGAINST BORROWER BY LENDER IN ACCORDANCE WITH THIS PARAGRAPH 17.

     18. PARTICIPATION; ASSIGNMENT. Lender shall have the right to assign all or any of its rights under this Agreement and the Other Agreements, and/or to offer participation interests therein to any Person without the consent of Borrower. In such event, Borrower shall execute such agreements, instruments and documents as Lender shall request and as are customary in connection therewith, including without limitation agreements, instruments and documents in favor of each assignee and participant.

     19. MODIFICATION AND BENEFIT OF AGREEMENT. This Agreement and the Other Agreements may not be modified, altered or amended except by an agreement in writing signed by Borrower and Lender. Borrower may not sell, assign or transfer this Agreement or the Other Agreements or any portion thereof, including without limitation Borrower's rights, titles, interest, remedies, powers or duties hereunder or thereunder.

     20. HEADINGS OF SUBDIVISIONS. The headings of subdivisions in this Agreement are for convenience of reference only, and shall not govern the interpretation of any provisions of this Agreement.

     21.  POWER  OF  ATTORNEY.   Borrower   acknowledges  and  agrees  that  its
appointment of Lender as its attorney and agent-in-fact for the purposes specified in this Agreement is an appointment coupled with an interest and shall be irrevocable until the Liabilities are paid in full and this Agreement is terminated.

         22.      WAIVER OF JURY TRIAL; OTHER WAIVERS.

     (a) BORROWER HEREBY WAIVES ALL RIGHTS TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING WHICH PERTAINS DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE OTHER AGREEMENTS, THE LIABILITIES, THE COLLATERAL, ANY ALLEGED TORTIOUS CONDUCT BY BORROWER OR LENDER OR WHICH, IN ANY WAY, DIRECTLY OR INDIRECTLY, ARISES OUT OF OR RELATES TO THE RELATIONSHIP BETWEEN BORROWER AND LENDER. IN NO EVENT SHALL LENDER BE LIABLE FOR LOST PROFITS OR OTHER SPECIAL OR CONSEQUENTIAL DAMAGES.

     (b) Borrower hereby waives demand, presentment, protest and notice of nonpayment, and Borrower further waives the benefit of all valuation, appraisal and exemption laws.

     (c) BORROWER HEREBY WAIVES ALL RIGHTS TO NOTICE AND HEARING OF ANY KIND PRIOR TO THE EXERCISE BY LENDER OF ITS RIGHTS TO REPOSSESS THE COLLATERAL OF BORROWER WITHOUT JUDICIAL PROCESS OR TO REPLEVY, ATTACH OR LEVY UPON SUCH COLLATERAL WITHOUT PRIOR NOTICE OR HEARING.

     (d) Lender's failure, at any time or times hereafter, to require strict performance by Borrower of any provision of this Agreement or the Other Agreements shall not waive, affect or diminish any right of Lender thereafter to demand strict compliance and performance therewith. Any suspension or waiver by Lender of an Event of Default under this Agreement or any default under the Other Agreements shall not suspend, waive or affect any other Event of Default under this Agreement or any other default under the Other Agreements, whether the same is prior or subsequent thereto and whether of the same or a different kind or character. No delay on the part of Lender in the exercise of any right or remedy under this Agreement or the Other Agreements shall preclude other or further exercise thereof or the exercise of any right or remedy. None of the undertakings, agreements, warranties, covenants and representations of Borrower contained in this Agreement or the Other Agreements and no Event of Default under this Agreement or default under the Other Agreements shall be deemed to have been suspended or waived by Lender unless such suspension or waiver is in writing, signed by a duly authorized officer of Lender and directed to Borrower specifying such suspension or waiver.

                                   Signatures

     IN WITNESS THEREOF, the parties hereto have duly executed this Agreement as of the date first above written.

                                              NATIONAL BANK OF CANADA

                                           By /s/ William N. Tsiouvaras
                                            Name William N. Tsiouvaras
                                               Title Vice President


                                              PEN INTERCONNECT, INC.

                                    By: /s/ James S. Pendleton
                                    Name:  James S. Pendleton
                                    Title:  President

Exhibits:

                A     -    Business and Collateral Locations
                B     -    Existing Liens
                C     -    Tradenames and Division Names
                D     -    Equipment
                E     -    Existing Indebtedness
                F     -    Shareholders
                G     -    Subsidiaries and Divisions
                H     -    Financial Statement Certificate

                                   EXHIBIT 11

                             PEN INTERCONNECT, INC.

                    Calculation of Earnings (Loss) Per Share

                             FOR FISCAL YEARS ENDED

                           SEPTEMBER 30, 1996 AND 1995

                                                                                                           Fully
                                                                                       Primary          dilutive
                                                                      Months          Weighted          Weighted
                                                      Common         out-              Average           Average
   1996                                             Shares          Standing           Shares             Shares
   -------------------------------------------------------------------------------------------------------------

Balance at October 1, 1995                         1,700,000              12        20,400,000        20,400,000
Issued November 17, 1995                           1,000,000            10.5        10,500,000        10,500,000
Issued May 15, 1996                                  333,407             4.5         1,500,332         1,500,332
                                                     -------                         ---------
Balance at Sept. 30, 1996 - Primary                3,033,407                        32,400,332
                                                   =========                        ==========

Contingent Shares                                     55,568             4.5                             250,056
                                                                                                         -------
Balance at Sept. 30, 1996 - Fully dilutive                                                            32,650,388
                                                                                                      ==========

Weighted average number of shares for twelve months                                  2,700,028         2,720,866
                                                                                     ---------         ---------
Loss for fiscal year ended Sept. 30                                                $ (709,010)       $ (709,010)
                                                                                   ===========       ===========
Loss per share                                                                        $ (0.26)          $ (0.26)
                                                                                      ========          ========


   1995

Balance at October 1, 1994                         1,200,000              12        14,400,000        14,400,000
Issued October  1994                                 500,000              12         6,000,000         6,000,000
                                                     -------                         ---------         ---------
Balance at Sept. 30, 1995 - Primary                1,700,000                        20,400,000        20,400,000
                                                   =========                        ==========        ==========

Weighted average number of shares for twelve months                                  1,700,000         1,700,000
                                                                                     ---------         ---------
Earnings for fiscal year ended Sept. 30                                              $ 617,618         $ 617,618
                                                                                     =========         =========
Earnings per share                                                                      $ 0.36            $ 0.36
                                                                                        ======            ======
