Form 10QSB
period 1996-12-31
PEN INTERCONNECT INC
filed 1997-02-10
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MarkOne)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996

[ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT

     For the transition period from to

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

          UTAH                                           87-0430260
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                       Number)

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

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes    No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of January 15, 1997, the issuer had 3,033,407 shares of its common stock, par value $0.01 per share, issued and outstanding.

     Transitional Small Business Disclosure Format (check one):

                        Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

       Financial Information                                                  3

       Balance Sheets at
       December 31,  1996 and September 30, 1996                            4-5

       Statements of Earnings for the three months
       ended December 31, 1996 and 1995                                       6

       Statements of Cash Flows for the three months
       Ended December 31, 1996 and 1995                                     7-9

       Notes to Condensed Financial Statements                            10-14

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                15-17

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                   18

Item 2   Changes in the Securities                                           18

Item 3   Defaults Upon Senior Securities                                     18

Item 4   Submission of Matters to a Vote of Security Holders                 18

Item 5   Other Information                                                   18

Item 6(a). Exhibits                                                          18

Item 6(b). Reports on Form 8-K                                               18

Signatures                                                                   19

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

     Pen Interconnect, Inc. (the "Issuer"), has included the unaudited condensed balance sheet of the Issuer as of December 31, 1996 and audited balance sheet as of September 30, 1996 (the Issuer's most recent fiscal year), unaudited condensed statements of earnings for the three months ended December 31, 1996 and 1995, and unaudited condensed statements of cash flows for the three months ended December 31, 1996 and 1995, together with unaudited condensed notes thereto. In the opinion of management of the Issuer, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Issuer for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Issuer and the notes thereto included in the annual report of the Issuer on Form 10-KSB for the year ended September 30, 1996. The results of operations for the three months ended December 31, 1996 may not be indicative of the results that may be expected for the year ending September 30, 1997.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   December 31     September 30,
                                                                                      1996              1996
                                                                                  (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                   $     21,221          $    169,445
    Receivables (Note C)
        Trade accounts,  less  allowance  for doubtful  accounts of $251,167 and
            $273,852 at December 31, and September 30, 1996,
            respectively.                                                          2,783,245             4,259,298
        Current maturities of notes receivable                                       348,882                37,494
    Income tax refund receivable                                                     228,241               228,241
        Inventories (Notes B and C)                                                4,768,486              6,198,392
    Prepaid & other assets                                                           549,104               386,494
    Deferred tax asset                                                               525,800               525,800
                                                                               -------------         -------------

                    Total current assets                                           9,224,979             11,805,164


PROPERTY AND EQUIPMENT, AT COST
    (Note C)
        Production equipment                                                       2,469,195             3,010,575
        Furniture and fixtures                                                       623,392               717,821
        Transportation equipment                                                      49,373                49,373
        Leasehold improvements                                                       365,260               354,150
                                                                                 -----------        --------------

                                                                                   3,507,220              4,131,919
        Less accumulated depreciation                                              1,032,607             1,065,205
                                                                                 -----------          ------------

                                                                                   2,474,613              3,066,714
OTHER ASSETS
    Notes receivable, less current maturities                                        594,630                19,630
    Investments     400,000                                                               -
    Goodwill (net)                                                                                       1,562,692
    1,589,313
    Other                                                                            129,020               176,097
                                                                                ------------         -------------

                                                                                   2,686,342              1,785,040
                                                                                 -----------           ------------

                                                                                 $14,385,934            $16,656,918
                                                                                 ===========            ===========


The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,          September 30,
                                                                                      1996              1996
                                                                                 (Unaudited)
CURRENT LIABILITIES
    Line of credit (Note C)                                                       $2,791,377            $4,969,864
    Current maturities of long-term obligations                                       17,765                19,265
    Current maturities of capital leases                                              53,435                59,878
    Accounts payable                                                               2,391,507             2,954,601
    Accrued liabilities                                                              416,843               611,739
    Income taxes payable                                                             272,823                    -
                                                                              --------------      ---------------

                    Total current liabilities                                      5,943,750              8,615,347

LONG-TERM OBLIGATIONS, less current
    maturities                                                                        94,758                96,758

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                                                       123,564               150,382

DEFERRED INCOME TAXES                                                                225,800               225,800
                                                                                ------------           -----------

                    Total liabilities                                              6,387,872              9,088,287


STOCKHOLDERS' EQUITY (Notes A and D)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        3,033,407 shares at December 31 and
        September 30, 1996, respectively.                                             30,334                30,334
    Additional paid-in capital                                                     7,431,669             7,431,669
    Retained earnings                                                                536,059               106,628
                                                                                ------------           -----------

                    Total stockholders' equity                                     7,998,062              7,568,631
                                                                                 -----------            -----------

                                                                                 $14,385,934            $16,656,918
                                                                                 ===========            ===========

The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                             STATEMENTS OF EARNINGS

                                                                               Three months ended December 31,
                                                                                   1996                  1995

Net sales                                                                       $  5,258,386           $ 4,570,313
Cost of sales                                                                      4,357,136             3,563,356

            Gross profit                                                             901,250
    1,006,957

Operating expenses
    Sales and marketing                                                              202,319               264,307
    Research and development                                                          45,308                    -
    General and administrative                                                       334,358               275,123
    Depreciation and amortization                                                     92,289                39,000
                                                                             ---------------         -------------

            Total operating expenses                                                 674,274               578,430
                                                                              --------------           -----------

            Operating income                                                         226,976               428,527

Other income (expense)
    Interest expense                                                                (140,163)             (114,362)
    Gain on sale of division (Note A)                                                611,912                    -
    Other income (expense)                                                            16,258               (18,029)
                                                                           -----------------       ----------------

            Total other income (expense)                                             488,007              (132,391)
                                                                             ---------------         -------------

Earning before income taxes                                                          714,983               296,136

Provision for income taxes                                                           285,551               115,840
                                                                              --------------        --------------

Net earnings                                                                 $       429,432          $    180,296
                                                                            ================         =============

Earnings  per common share  - Primary                                    $              0.14       $          0.08
                                                                         ===================       ===============

                            - Fully dilutive                             $              0.14       $          0.08
                                                                         ===================       ===============


Weighted average common
    shares outstanding - Primary                                                   3,033,407             2,200,000
                                                                             ===============           ===========

                            - Fully dilutive                                       3,088,975             2,200,000
                                                                             ===============           ===========


The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                                                                             For three months ended December 31,
                                                                                   1996                  1995

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings                                                          $      429,432        $      180,296
        Adjustments to reconcile net earnings to net
            cash provided by (used in) operating activities
               Depreciation and amortization                                          92,289                39,000
               Bad debts                                                              (4,230)               4,570
               Gain on sale of division                                             (611,912)                   -
               Changes in assets and liabilities
                    Trade accounts receivable                                        799,863              (350,889)
                    Inventories                                                     (214,430)             (418,822)
                    Prepaid expenses and other assets                               (174,803)             (109,817)
                    Deferred offering costs                                               -                294,158
                    Accounts payable                                                (285,665)             (110,654)
                    Accrued liabilities                                             (159,523)              (67,789)
                    Income taxes                                                     272,823              (172,184)
                                                                             ---------------        ---------------

                        Total adjustments                                           (285,588)             (892,427)
                                                                             ---------------         --------------

                        Net cash (used in) or
                        provided by operating activities                             143,844              (712,131)
                                                                               -------------         -------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (112,949)             (211,045)
        Proceeds from sale of division                                            2,000,000                     -
        Issuance of notes receivable                                                      -                (12,393)
        Collections on notes receivable                                               13,612                 3,000
                                                                             ---------------         -------------

                        Net cash (used in) or provided
                        by investing activities                                    1,900,663              (220,438)
                                                                              --------------            ----------


                                   (Continued)

                             Pen Interconnect, Inc.


                                                                            For the three months ended December 31,
                                                                                   1996                  1995

    Cash flows from financing activities
        Principal payments on notes payable                                               -             (1,600,000)
        Proceeds from line of credit                                               5,488,922             3,635,006
        Principal payments on line of credit                                      (7,667,409)           (4,226,688)
        Principal payments on long-term obligations                                  (14,244)              (60,156)
        Proceeds from sale of common stock                                                -              4,860,398
                                                                        --------------------       ---------------

                        Net cash (used in) or provided
                        by financing activities                                   (2,192,731)            2,608,560
                                                                              ---------------        -------------

                        Net increase (decrease) in cash
                            and cash equivalents                                    (148,224)            1,675,991

Cash and cash equivalents at beginning of period                                     169,445               376,488
                                                                            ----------------       ---------------

Cash and cash equivalents at end of period                                   $        21,221          $  2,052,479
                                                                             ===============          ============

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                                            $        129,294           $   117,507
        Income taxes                                                                      -                288,024


                                   (Continued)

                             Pen Interconnect, Inc.

              For the three months ended December 31, 1996 and 1995


Noncash investing and financing activities

Effective November 1, 1996, the Company sold substantially all assets and certain liabilities of the San Jose Division for $2 million cash and other consideration. Assets and liabilities sold were as follows:

       Accounts receivable                                                                    $680,420
       Inventories                                                                           1,644,336
       Prepaid expenses                                                                         34,177
       Other assets                                                                             26,099
       Property and equipment                                                                  638,373
       Accounts payable                                                                       (277,429)
       Accrued liabilities                                                                     (35,373)
       Capital leases                                                                          (22,515)
                                                                                     ------------------

       Net assets sold                                                                       2,688,088

       Less non cash consideration received
               Notes                                                          900,000
               Stock                                                          400,000
                                                                                             1,300,000

       Cash consideration                                                                    2,000,000

       Gain on sale of division                                                              $ 611,912
                                                                                             =========


The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS AND DISPOSITION OF ASSETS

Effective April 1, 1996, the Company entered into an agreement to acquire substantially all assets and assumed certain liabilities and the operations of InCirT Technology, a division of the Cerplex Group, Inc. for $5.3 million comprised of $3.5 million in cash and 333,407 shares of common stock. In addition, the Company will deliver to Cerplex .09261 shares of its common stock for every dollar of past due over 90 days accounts receivable of InCirt Technology collected by the Company during the first 180 days after the date of the acquisition closing up to a maximum of 55,568 shares of common stock. This transaction was accounted for using the purchase method of accounting. The results of operations of the aquired business have been included in the financial statements since the effective date of the acquisition.

Effective January 1, 1996, the Company acquired the assets of Overland Communication, Inc. dba MOTO- SAT by assuming that company's debt and offering future stock distributions contingent upon achievement of performance milestones. MOTO-SAT is a manufacturer of high-end satellite television systems for recreational vehicles. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities have been recorded at their fair value at the date of acquisition. The results of operations of the acquired business have been included in the financial statements since the effective date of the acquisition.

Effective March 24, 1995, the Company acquired substantially all assets and assumed certain liabilities and the operations of Quintec Interconnect Systems
(QIS) of San Jose, California (San Jose Division) for $2,107,457 including acquisition costs of $107,457. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities were recorded at their estimated fair value at the date of acquisition.

However, effective November 1, 1996, the Company sold all of the net assets used by the San Jose Division ("Division") to Touche Electronics, Inc. ("Touche"), a subsidary of TMCI Electronics, Inc. ("TMCI"). The sales price for the net assets of the Division was $3,300,000; consisting of $2,000,000 in cash, $900,000 in promissory notes, and 53,669 shares of TMCI common stock with an agreed upon guaranteed value of $400,000. In addition, Pen has the rights to receive $700,000 in contingent earnouts for a potential total sale price of $4,000,000. Pen originally purchased the Division in March 1995 for approximately $2,100,000. As part of the transaction, Touche and TMCI also assumed certain liabilities associated with the operations of the Division.



                                   (Continued)

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS AND DISPOSITION OF ASSETS - CONTINUED

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

In addition, Pen has the right to receive up to $700,000 of contingent earnouts. These contingent earnouts are described as follows:

1. Accounts Receivable Over 120 Days. Pen is entitled to receive .13417 shares of TMCI common stock for every $1 of past due over 120 days accounts receivable of the Division as of October 31, 1996 collected within 180 days of the closing date, up to a maximum of 13,417 shares of stock or $100,000.

2.   Division Earnings. Pen has the right to receive up to 80,503 shares of TMCI
     -------- ---------
     common shares or cash equivalent at the option of TMCI contingent upon the earnings of the Division. To the extent the earnings of the Division, determined before interest, income taxes and corporate overhead allocations, exceed $800,000 in any one year, Pen shall be entitled to receive such excess on a dollar for dollar basis in the form of TMCI common shares valued at $7.4532 per share until Pen has received up to $600,000 in the aggregate worth of TMCI common stock or 80,503 shares or cash equivalent at the option of TMCI. Pen has the right to earn these shares during the calendar years 1997 through 2000. Based on the historical earnings if the transaction had occurred in March 1995 (the date the Division was purchased) the earnout amount would have been approximately $600,000 at June 30, 1996. However, the actual earnout amount may vary based on future earnings of the Division and the timing of such earnings.

The net assets sold by the Company include all of the assets used by the Division in its operations including, but not limited to, inventory, accounts receivable, furniture, fixtures and equipment, customer lists, intellectual property and the assumption of accounts payable and other liabilities.

The sales price for the Division was determined on the basis of arms-length negotiations between the Company, Touche and TMCI and was based in a large part on the earnings and net assets of the Division. There was no material relationship between the Company and TMCI prior to the acquisition however, the Company leased space and sold product to Touche in the normal course of business.

                                   (Continued)
                                       11

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS AND DISPOSITION OF ASSETS - CONTINUED

The results of operations include one month of operations for the three month period ended December 31, 1996 and three months of operations for the period ended December 31, 1995. The balance sheet excludes the Division as of December 31, 1996 and includes it as of September 30, 1996.

Pro forma data. The following unaudited pro forma summary represents the combined results of operations as if the acquisitions of InCirT and Moto-Sat and the disposition of the San Jose Division had occured on October 1, 1994, and do not purport to be indicative of what would have occurred had the transactions been made as of October 1, 1994, or of results which may occur in the future. The pro forma weighted shares is reported as if outstanding at the beginning of the period.

                         Three months ended December 31,
                             (amounts in thousands,
                                                        except share data)
                                             1996                     1995
Net sales                                 $ 4,972                  $ 7,579
Operating income                              210                      861
Net earnings                                   61                       95
Earnings per share                           0.02                     0.03
Weighted shares outstanding             3,033,407                3,033,407


NOTE B - INVENTORIES

Inventories consist of the following:

                                       December 31,             September 30,
                                          1996                    1996

Raw materials                             $2,981,240              $ 3,780,800
Work-in-process                            1,624,918                1,830,891
Finished goods                               162,328                  586,701
                                             -------              -----------

                                         $ 4,768,486             $  6,198,392
                                         -----------             ------------

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C - CREDIT FACILITY

On April 8, 1996, the Company completed a new 3 year financing agreement with a bank for a $6 million revolving line of credit with interest at one-half (.5) percent over the prime rate. The line of credit is collateralized by accounts receivable, inventory, property and equipment. This agreement requires that the Company maintain certain financial ratios and meet specified minimum levels of total assets, earnings and restrictions on the payments of dividends. Because the Company did not comply with certain of these requirements, the bank exercised its right to increase the interest rate to 2.5% over prime (10.75% at December31, and September 30, 1996) until such time as these requirements are met. This new line of credit replaced the previous $3,000,000 revolving line of credit. The Company has borrowed $2,791,377 and $4,969,864 under the new line of credit at December 31, and September 30, 1996, respectively (the Company still has $3,208,623 available under the line at December 31, 1996). As a result of the Company's failure to meet these requirements the Company was in default at September 30, 1996 under the loan agreement. The lender has waived these defaults as of September 30, 1996.

NOTE D - STOCK TRANSACTIONS

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

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE D - STOCK TRANSACTIONS

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

                                     PART I



                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months ended December 31, 1996 and 1995. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1996.

General

The Company develops and produces on a turnkey basis interconnection solutions for original equipment manufacturers ("OEMs") in the computer, computer peripheral and other computer related industries such as the telecommunications, instrumentation and testing equipment industries. The Company's products connect electronic equipment, such as computers, to various external devices (such as video screens, printers, external disk drives, modems, telephone jacks, peripheral interfaces and networks) and connect devices within the equipment (such as power supplies, computer hard drives and PC cards). Most of the Company's sales consist of custom cable interconnections developed in close collaboration with its customers. The Company's customers include OEMs of computers including mainframes, desktops, portables, laptops, notebooks, pens and palmtops as well as OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, instrumentation and testing equipment. The InCirT Division is engaged in the electronic manufacturing services industry
(EMSI), and provides sophisticated ISO 9002-certified assembly and testing services for complex printed circuit boards and subsystems. In addition, the Company's MOTO-SAT Division is a manufacturer of high-end satellite television systems for recreational vehicles.

Results of Operations

Effective April 1, 1996, the Company acquired the net assets InCirT Technology (InCirT), which has been accounted for as a purchase. The statement of earnings data for the three months ended December 31, 1996 includes the results of operations for this division.

Effective January 1, 1996, the Company acquired the net assets of MOTO-SAT which has been accounted for as a purchase. The statement of earnings data for the three months ended December 31, 1996 includes the results of operations for this division.

Effective March 24, 1995, The Company acquired the net assets of QIS which has been accounted for as a purchase. This division was sold on November 1, 1996 (see Note A). Therefore, the statement of earnings data include the results of operations for only one month in the quarter ended December 31, 1996 and for three months in the quarter ended December 31, 1995 amounts.

Net sales. Net sales for the Company increased approximately 15% for the three month period ended December 31, 1996 as compared to the same period in the prior year. This increase principally resulted from the inclusion of the recent acquisitions of the InCirT Division and the MOTO-SAT Division which more than offset the loss revenue from the sold division. There have been no material increases in prices of any of the Company's products between the two periods and the Company anticipates that prices will remain subject to competitive pressures in the foreseeable future which may prohibit a significant price increase.

Cost of sales. Cost of sales as a percentage of net sales have increased to approximately 83% for the three months ended December 31, 1996, as compared to 78% for the same period in the prior year. This increase in costs resulted primarily from reduced margins from a few large customers and a loss of earnings from the San Jose Division that was sold. The San Jose Division had earnings in the prior year but was operating at a loss in the current year prior to its sale on November 1, 1996. In addition, the Salt Lake City Division has increased its per hour wages due to an increased demand for skilled workers in the region and a very low unemployment rate.

Operating expenses. Operating expenses in total as a percent of net sales have remained relatively constant at about 13% for both periods presented. These costs have not decreased as a percent of sales because of the recent acquisitions and the effects of assimilate the operations of the acquisitions. In addition, the Company has added research and development costs with its recent acquisitions and experienced an increase in depreciation and amortization due to machinery and equipment purchases and the recording of goodwill.

Other income and expenses. Other income and expenses (not including the gain on the sale of the San Jose Division) have decreased as a percent of sales to approximately 2% for the three months ended December 31, 1996 from approximately 3% for the same period in the prior year. The Company also sold its San Jose Division as of November 1, 1996 which resulted in a current gain of approximately $612,000. This Division was profitable in the prior year but was not producing to the same level of sales and profits in the current year.

Net Earnings and Earnings Per Share. Net earnings for the first fiscal quarter ended December 31, 1996 totaled $429,432 or $0.14 per share, compared with $180,296 or $0.08 per share for the first fiscal quarter of 1995. This significant increase resulted from a gain on the sale of a division of approximately $367,000 or $0.12 per share and income from operations of approximately $62,000 or $0.02 per share. These current per share amounts occurred despite increasing the weighted shares outstanding by more than 833,000 shares in the current period compared to the prior years period.

Liquidity and Capital Resources

The Company has historically financed its operations through operating cash flow and lines of credit. However, on November 17, 1995, the Company completed an initial public offering which produced net proceeds of approximately $4.8 million. This offering significantly increased the cash and equity balances. It also allowed the Company to retire the $1,600,000 debt associated with the QIS acquisition, and to purchase additional inventory and equipment to support the increased production levels.

Working capital increased to approximately $3.3 million at December 31, 1996 compared to approximately $3.2 million despite the sale of the San Jose Division in November of 1996.The current ratio has increased to 1.6 at December 31, 1996 from 1.4 at September 30, 1996.

Management believes that additional working capital may be required to meet its future operating costs, for business expansion opportunities and to adequately support its China strategic manufacturing alliance in addition to its existing cash balances, borrowings available under the line of credit, and cash generated from operations. However, there can be no assurance that such additional financing, if required, would be available on favorable terms if at all.

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


Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None during the quarter.

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

     A:   Reports on Form 8-K

          During the quarter ended December 31, 1996, the Issuer filed a report on form 8-K dated November 12, 1996 associated with the sale of the San Jose Division .

     B.   Exhibits

          10   Material contracts -

               Asset Purchase Agreement for the sale of the San Jose Division to Touche Electronics, a subsidiary of TMCI Electronics, Inc. The Schedules to this agreement are in standard form and are omitted. Registrant will on request of the Securities and Exchange Commission supplementally file all omitted schedules.

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


                                PEN INTERCONNECT, INC.

                                By:  /s/ James S. Pendleton
                                James S. Pendleton,
                                         CEO and  Director


                               By: /s/ Wayne R. Wright
                                Wayne R. Wright,
                                CFO, Principal Accounting
                                Officer and Director

                                                                     EXHIBIT 10

                            ASSET PURCHASE AGREEMENT

     THIS ASSET PURCHASE AGREEMENT ("Agreement"), dated as of 12:01 a.m., November 1, 1996, by and among PEN INTERCONNECT, INC., a Utah corporation ("Company"), as seller, and TOUCHE ELECTRONICS, INC., a California corporation ("Purchaser"), as purchaser and TMCI ELECTRONICS, INC., a Delaware corporation ("TMCI").

                                    RECITALS:

     WHEREAS, the Company wishes to sell to Purchaser, and Purchaser wishes to purchase from the Company all of the assets and business of the Company related to or used in connection with its San Jose division ("Division"), upon the terms, conditions and provisions hereinafter set forth; and

     WHEREAS, Purchaser is the wholly-owned subsidiary of TMCI.

     NOW, THEREFORE, in consideration of the mutual terms, conditions and other agreements set forth herein, Purchaser, TMCI and the Company hereby agree as follows:

                                    ARTICLE I
                                   DEFINITIONS

     I.1 Certain Definitions. As used in this Agreement, the following terms have the following meanings unless the context otherwise requires:

     "Accounts Receivable" has the meaning specified in Section 2.1(k).

     "Act" has the meaning specified in Section 3.19.

     "Action or Proceeding" means any action, suit, proceeding, claim pending or filed or arbitration by any Person or any investigation or audit by any Governmental or Regulatory Body.

     "Additional Common Stock" has the meaning specified in Section 2.5.

     "Affiliate" with respect to any Person, means any other Person controlling, controlled by or under common control with such Person, except that the Purchaser, TMCI and the Company shall not be deemed to be affiliates of each other after the Closing.

     "Agreement" means this Asset Purchase Agreement.

     "Assets" has the meaning specified in Section 2.1.

     "Assignable Contracts" has the meaning specified in Section 2.1(c).

     "Assignment and Assumption Agreement" has the meaning specified in Section 5.1(g).

     "Associate" means, with respect to any Person, any corporation or other business organization of which such Person is an officer or partner or is the beneficial owner, directly or indirectly, of ten percent (10%) or more of any class of equity securities, any trust or estate in which such Person has a substantial beneficial interest or as to which such Person serves as a trustee or in a similar capacity and any relative or spouse of such Person, or any relative of such spouse, who has the same home as such Person or any child or sibling of such Person or such Person's spouse.

     "Assumed Liabilities" has the meaning specified in Section 2.2.

     "Benefits" has the meaning specified in Section 6.5(c)(ii).

     "Bentley" has the meaning specified in Section 4.5.

     "best knowledge", "knowledge" or words to that effect shall mean, as to any
Person,   to  the  best   knowledge   of  such  Person  after  due  inquiry  and
investigation.

     "Books and Records" of any Person means all files, documents, instruments, papers, books and records relating to the business, operations, conditions of (financial or other), results of operations and assets and properties of such Person, including without limitation, financial statements, Tax Returns and related work papers and letters from accountants, budgets, pricing guidelines, ledgers, journals, deeds, title policies, minute books, stock certificates and books, stock transfer ledgers, contracts and other agreements, licenses, customer lists, computer files and programs, retrieval programs, operating data and plans and environmental studies and plans.

     "Bulk Sales or Transfer Laws" means Sections 6101 et seq. of the Uniform Commercial Code as adopted by the State of California.

     "Business Day" means those days as defined in California Civil Code Section 9.

     "Business" has the meaning specified in Section 2.1.

     "Cash Payment" has the meaning specified in Section 2.4(a).

     "Claim" has the meaning specified in Section 2.6.

     "Claim Notice" has the meaning specified in Section 7.4(a).

     "Closing" has the meaning specified in Section 2.8.

     "Closing Date" has the meaning specified in Section 2.8.

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Common Stock" has the meaning specified in Section 2.4(a).

     "Company" has the meaning specified in the first paragraph of this Agreement.

     "Company Plan" means each "employee benefit plan" (within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")) and each other policy, arrangement or practice that either covers any employee of the Company or is maintained by the Company with respect to which the Company makes or has an obligation to make contributions in connection with the Business.

     "Company's Restrictive Covenants" has the meaning specified in Section 6.5(c).

     "Company's Restricted Customers" has the meaning specified in Section 6.5(b)(i).

     "Confidential Company Information" has the meaning specified in Section 6.5(b)(ii).

     "Contracts and other Agreements" means all executory contracts, agreements, understandings, indentures, notes, bonds, loans, instruments, leases, mortgages, franchises, licenses, commitments or other legally binding arrangements which pertain to the Division or the Business.

     "Delivery Date" has the meaning specified in Section 2.6.

     "Division" has the meaning specified in the Recitals.

     "document or other papers" means any document, agreement, instrument, certificate, notice, consent, affidavit, letter, telegram, telex, statement, schedule (including any Schedule to this Agreement) or exhibit (including any Exhibit to this Agreement).

     "Environmental, Health and Safety Laws" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976, and the Occupational Safety and Health Act of 1970, each as amended, together with all other laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings, and charges thereunder) of federal, state, local, and foreign governments (and all agencies thereof) concerning pollution or protection of the environment, public health and safety, or employee health and safety, including laws relating to emissions, discharges, releases, or threatened releases of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes into ambient air, surface water, ground water, or lands or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, or chemical, industrial, hazardous, or toxic materials or wastes.

     "Extremely Hazardous Substance" has the meaning set forth in Sec. 302 of the Emergency Planning and Community Right-to-Know Act of 1986, as amended.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "ERISA Affiliate" means each entity required to be aggregated with the Company under Section 414(b), (c), (m) or (o) of the Code or Section 4001 of ERISA.

     "Escrow Agents" has the meaning specified in Section 2.6.

     "GAAP" means generally accepted accounting principles.

     "Governmental or Regulatory Body" means court, tribunal, arbitrator or any government or political subdivision thereof, whether federal, state, county, local or foreign, or any agency, authority, official or instrumentality of any such government or political subdivision.

     "Guaranty" has the meaning specified in Section 2.4(c).

     "Holdback Stock" has the meaning specified in Section 2.6.

     "Inventory" has the meaning specified in Section 2.1(d).

     "Investor Rights Agreement" has the meaning specified in Section 3.19.

     "Indemnified Party" has the meaning specified in Section 7.4.

     "Indemnifying Party" has the meaning specified in Section 7.4.

     "Intellectual Property" has the meaning specified in Section 2.1(a).

     "IRS" means the Internal Revenue Service.

     "Law" means any law, statute, rule, regulation, ordinance and other pronouncement having the effect of law of the United States, any foreign country or any domestic or foreign state, county, city or other political subdivision or of any Governmental or Regulatory Body.

     "Liability" or "Liabilities" means any direct or indirect indebtedness, liability, claim, loss, damage, deficiency, obligation or responsibility, fixed or unfixed, choate or inchoate, liquidated or unliquidated, secured or unsecured, accrued, absolute, contingent or otherwise.

     "Lien" means any lien, pledge, hypothecation, mortgage, security interest, claim, lease, charge, option, right of first refusal, easement, servitude, transfer restriction under any stockholder or similar agreement, encumbrance or any other restriction or limitation whatsoever.

     "Loss" or "Losses" has the meaning specified in Section 7.2.

     "Market Price" means with respect to the date of determination, the average of the last reported sale price of one share of TMCI's Common Stock, par value $0.001, for the twenty (20) trading days immediately preceding the date of determination.

     "Material Adverse Effect" means, in the case of any Person, any change or changes or effect or effects that individually or in the aggregate are or may reasonably be expected to be materially adverse to (i) the assets, properties, business, operations, income, prospects or condition (financial or otherwise) of such Person or the transactions contemplated by this Agreement or (ii) the ability of such Person to perform its obligations under this Agreement.

     "Material Contracts" means:

     (a)  The Assignable Contracts;

     (b) Contracts and other Agreements with any current or former employee, consultant, agent, other representative of the Business;

     (c) Contracts or other Agreements for the sale, distribution or license of any of the Assets or for the grant to any Person of any preferential rights to purchase any of the Assets;

     (d) Contracts and other Agreements under which the Company agrees to indemnify any Person for use of the Assets;

     (e) Contracts and other Agreements relating to the creation of Liens on any of the Assets; and

     (f) Contracts and other Agreements for the sale or lease of Tangible Property.

     "Order" means any writ, judgment, decree, injunction or similar order of any Governmental or Regulatory Body, in each case whether preliminary or final.

     "Person" means any individual, corporation,  partnership, limited liability
company,  firm,  joint  venture,   association,   joint-stock  company,   trust,
unincorporated organization, Governmental or Regulatory Body or other entity.

     "Promissory Notes" has the meaning specified in Section 2.4(a).

     "Purchase Price" has the meaning specified in Section 2.4(a).

     "Purchaser" has the meaning specified in the first paragraph of this Agreement.

     "Purchaser's Restricted Customers" has the meaning specified in Section 6.5(a).

     "Records" has the meaning specified in Section 2.1(h).

     "Restricted Area" has the meaning specified in Section 6.5(a).

     "Restricted Period" has the meaning specified in Section 6.5(a).

     "Restricted Products" has the meaning specified in Section 6.5(a).

     "Restrictive Covenants" has the meaning specified in Section 6.5(e).

     "Sale Completion Date" has the meaning specified in Section 2.5.

     "Sale Proceeds" means the proceeds, net of brokerage commissions, from the sale of the Common Stock by the Company pursuant to the Investor Rights Agreement.

     "Second Anniversary Date" has the meaning specified in Section 2.5.

     "Security Agreement" has the meaning specified in Section 2.4(c).

     "Shortfall Amount" means the amount (if any) of four hundred thousand dollars ($400,000) subject to adjustment as provided in Section 2.7 over (i) the Sale Proceeds, if the Holdback Stock is sold under a registration statement pursuant to the Investor Rights Agreement, or (ii) otherwise, the value of the Holdback Stock determined by multiplying number of shares of Holdback Stock by the Market Price on the Second Anniversary Date.

     "Tangible Property" has the meaning specified in Section 3.11.

     "Tax Return" means any return, report, information return, or other document (including any related or supporting information) filed or required to be filed with any federal, state, local or foreign governmental entity or other authority in connection with the determination, assessment or collection of any Tax (whether or not such Tax is imposed on the Company) or the administration of any laws, regulations or administrative requirements relating to any Tax.

     "Tax" and "Taxes" means all taxes, charges, fees, levies or other assessments imposed by any federal, state, local or foreign taxing authority, whether disputed or not, including, without limitation, income, capital, estimated, excise, property, sales, use, transfer, withholding employment, payroll, and franchise taxes and such terms shall include any interest, penalties or additions attributable to or imposed on or with respect to such assessments.

     "TMCI" has the meaning specified in the first paragraph of this Agreement.

     "TMCI's Restrictive Covenants" has the meaning specified in Section 6.5(d).

     "Transfer Taxes" has the meaning specified in Section 6.3.

     "Unaudited Financial Statements" has the meaning specified in Section 3.6.

                                   ARTICLE II
                           ACQUISITION OF THE ASSETS;
                     ASSUMED LIABILITIES AND PURCHASE PRICE

     II.1 Purchase of the Assets. On the terms and subject to the conditions set forth in this Agreement, the Company hereby sells, transfers, assigns, conveys and delivers to Purchaser, and Purchaser hereby purchases, acquires and accepts from the Company, all of the right, title and interest of the Company in and to all of the assets (excluding intercompany and cash accounts), properties and rights owned by the Company, and which either (a) are used primarily by the Company in the business and operations of the Division as such business is conducted on the date hereof ("Business"), or (b) are held at the primary location of the Business, except as set forth in Section 2.1(l), both tangible and intangible, free and clear of any Liens (the foregoing are hereinafter collectively referred to as the "Assets"). The Assets include, without limitation, all of the right, title and interest of the Company in or to the following:

     (a)  Intellectual  Property.  Except as set forth in  Section  6.5(b),  all
          ------------  ---------
          intellectual property rights used or held for use in the conduct of the Business (including the Division's goodwill therein) and all rights, privileges, claims, causes of action and options relating to the Business or its assets or properties, including but not limited to trademarks, copyrights, whether or not registered, applied for, or under common law, and internet domain registrations, if any, trade names, service marks, goodwill, trade secrets (including the property defined as "trade secrets" in the California Uniform Trade Secrets
          Act), know-how, manufacturing methods, engineering drawings and specifications, inventions, patents or patents pending, if any, or improvements thereto (whether or not patentable or reduced to practice) and all other proprietary information used in the conduct of the Business (the "Intellectual Property"), as set forth in Schedule 2.1(a), including, but not limited to, all trademarks and servicemarks used in or useful to, the Business and any registered copyrights or patents. Notwithstanding anything to the contrary contained herein, neither Purchaser nor TMCI shall have any right to the name "Pen Interconnect" or any derivative thereof;

     (b) IP Licenses. All licenses, sublicenses and other agreements used in the Business under which the Company is a licensor or licensee of any Intellectual Property (the "IP Licenses"), as set forth on Schedule 2.1(b);

     (c) Assignable Contracts. All of the contracts and other agreements used in the Business to which the Company is a party and which are utilized in the conduct of the Business, as set forth on Schedule 2.1(c) (the "Assignable Contracts");

     (d)  Inventory.   All  inventories  or  work-in-process,   finished  goods,
          ---------
          merchandise, demonstration equipment, office and other supplies, parts, packaging materials, advertising materials and other accessories related thereto which is otherwise used or held for use by the Division or in the conduct of the Business, which are held at, or are in transit from or to, the locations at which the Business is conducted or including any of the foregoing purchased subject to any conditional sales or title retention agreement in favor of any other Person, together with all rights of the Company against suppliers of such inventories (the "Inventory"), all as set forth on Schedule 2.1(d);

     (e)  Tangible Personal  Property.  In addition to the Inventory  separately
          -------- --------  ---------
          described above, all furniture, fixtures, equipment, tooling, molds, and dyes, machinery and other tangible personal property used or held primarily for use in the conduct of the Business or which are held at the primary location at which the Business is conducted, including those located at suppliers' premises or customers' premises on consignment, or otherwise used or held for use by the Company in the conduct of the Business, including any of the foregoing purchased, all as set forth on Schedule 2.1(e);

     (f) Warranties. All rights of the Company under or pursuant to all warranties, representations and guarantees made by suppliers, manufacturers or contractors in connection with products sold to or services provided to the Company for the Division or the Business, or affecting the IP Licenses, property, machinery or equipment used in the conduct of the Business;

     (g) Telephone Numbers and E Mail Accounts. All rights in and to the telephone numbers and E Mail accounts of the Division, subject to the regulations of the California Public Utilities Commission;

     (h) Books and Records. All books, records and information or copies thereof relating to the Assets or the Business except for records pertaining to employees or consultants not employed or retained by the Company or the Division on November 1, 1996 (the "Records");

     (i) Advertising. All customer and market record referral data and materials, and all advertising and promotional literature and material relating to the Assets, including without limitation, catalogs, brochures, pamphlets, art work and printing plates;

     (j) Customer List. Subject to the restrictions of Section 6.5(b), the list of all of the past and current customers of the Division;

     (k)  Accounts   Receivable.   All  accounts   receivable  of  the  Division
          including, without limitation, those set forth on Schedule 2.1(k) ("Accounts Receivable"); and

     (l) Other Assets. Any and all other assets used primarily in connection with the operation of the Business or which are held at the primary location of the Business, as set forth on Schedule 2.1(l)(1) except for those assets set forth on Schedule 2.1(l)(2).

     II.2 Assumed Liabilities. Subject to the terms and conditions set forth herein, Purchaser hereby assumes those liabilities of the Company set forth on
Schedule 2.2 and agrees to perform and discharge promptly and fully when due all of the outstanding obligations of the Company under the Assignable Contracts as listed in Schedule 2.1(c) arising and to be performed on or after the Closing Date (collectively, the "Assumed Liabilities"). In the event of any claim against Purchaser with respect to any of the Assumed Liabilities hereunder, Purchaser shall have, and the Company hereby assigns to Purchaser, any defense, counterclaim, or right of set off which would have been available to the Company if such claim had been asserted against the Company. The Company agrees to cooperate with Purchaser in the defense of any such claim against Purchaser, provided that Purchaser shall be obligated to reimburse the Company for out-of-pocket expenses incurred by it in cooperating with Purchaser.

     II.3 Liabilities Not Assumed. Except for the Assumed Liabilities, Purchaser does not assume nor have any responsibility for or with respect to, nor have any duty under any other obligation, debt, agreement or Liability of the Company.

     II.4 Purchase Price.

     (a) Subject to adjustment as provided herein and in addition to the Assumed Liabilities, the purchase price (the "Purchase Price") for the Assets to be purchased by Purchaser from the Company hereunder shall be a total of four million dollars ($4,000,000) payable at Closing as follows: (i) two million dollars ($2,000,000) to be a cash payment (the "Cash Payment"), (ii) a promissory note in the face amount of five hundred thousand dollars ($500,000) in substantially the form of Exhibit "A", (iii) a promissory note in the face amount of four hundred thousand dollars ($400,000) in substantially the form of Exhibit "B", and (iv) the issuance by TMCI to the Company of fifty three thousand six hundred sixty-nine (53,669) shares of its common stock, par value $0.001 per share ("Holdback Stock"; (v) the issuance by TMCI to the Company of eighty thousand five hundred three (80,503) shares of its common stock, par value $.001 per share, subject to the terms and conditions of the Earn Out Agreement in substantially the form of Exhibit "C" hereto and (vi) the right of the Company to receive up to one hundred thousand dollars ($100,000) pursuant to
          Section 2.7 hereof. The TMCI common stock delivered to the Company pursuant to (iv) and (v) herein is collectively referred to as the "Common Stock". The number of shares of Common Stock to be delivered to the Company at Closing is determined by dividing one million dollars ($1,000,000) by $7.4532, which is the average of the last reported sale price of one share of TMCI's common stock for the twenty
          (20) trading days immediately preceding November 1, 1996. Any fraction of a share resulting therefrom will be remitted to the Company in cash and no fractional shares shall be issued. The promissory notes referred to in (ii) and (iii) above are collectively referred to as the "Promissory Notes."

     (b) The Cash Payment shall be paid to the Company by Purchaser on the Closing Date by delivery of certified funds or by wire transfer of immediately available funds to an account designated by the Company.

     (c) The payment of the Promissory Notes will be secured by the Assets, as evidenced by a Security Agreement in substantially the form of Exhibit "D" ("Security Agreement"), and the personal guaranty of Rolando Loera, the president of Purchaser in substantially the form of Exhibit "E" ("Guaranty").

     II.5 Additional Consideration. Within ten business days after the second anniversary of the issuance of the Holdback Stock (as defined below) to the Company ("Second Anniversary Date"), or if the Holdback Stock is sold pursuant to the Investor Rights Agreement, within thirty (30) days following the date of the completion of such sale (the "Sale Completion Date"), Purchaser shall deliver to the Company a sum of cash equal to the Shortfall Amount, provided that Purchaser may, at its sole option, pay all or any portion of the Shortfall Amount by the delivery of a number of additional shares of TMCI's common stock (the "Additional Common Stock") equal to the Shortfall Amount (or portion thereof), if any, divided by (x) the Market Price on the Second Anniversary Date if the Additional Common Stock is delivered pursuant to this Section 2.5, or (y) the Market Price on the Sale Completion Date if the Additional Common Stock is delivered pursuant to a sale of the Holdback Stock under the Investor Rights Agreement. Any Additional Common Stock which is delivered to Pen pursuant to a sale of the Holdback Stock under the Investor Rights Agreement will be "unregistered" securities under the Act.

     II.6 Common Stock Holdback. As security for the Company's representations and warranties in Article III and the Company's indemnification obligations in
Article VII, Purchaser shall deliver the Holdback Stock to an escrow account (the "Escrow Account") in which Parsons Behle & Latimer will serve as escrow agent (the "Escrow Agent"). Subject to any reductions in the amount of the Holdback Stock pursuant to this Section 2.6, the Holdback Stock shall be released to the Company on the earlier of (i) the date which is one (1) year after the Closing Date, or (ii) the effective date of a registration statement with the United States Securities and Exchange Commission (the "Delivery Date"), except to the extent there is any claim pending under this Section 2.6 on any amount of such Holdback Stock. To be entitled to reimbursement under this
Section 2.6, Purchaser must comply with the provisions of this Section, but compliance with this section will not relieve Purchaser of its obligations to comply with the provisions of Article VII hereof.

     (a) Delivery of Notice. Purchaser shall provide notice to the Company within thirty (30) days of the discovery of any breach of the representations and warranties contained in Article III or the indemnities set forth in Article VII, and such notice shall detail (i) the nature and amount of any such breach, (ii) the Purchaser's right to indemnification from the Company and (iii) the nature and amount of a cure acceptable to the Purchaser (the "Claim").

     (b)  Company's  Right to Object.  The  Company  shall have twenty (20) days
          ---------  ----- -- -------
          from the date of its receipt of any notice under Section 2.6(a) to deliver a written objection to such Claim to Purchaser and the Escrow Agents. If the Company does not object to the Claim within such time, then it shall have twenty (20) days, after expiration of the initial twenty (20) day period, to satisfy the Claim and notify Purchaser that the Claim is satisfied, without reduction in the amount of the Holdback Stock. Purchaser shall, thereafter, notify the Company that it approves or does not approve the Company's satisfaction of the Claim, which approval shall not be unreasonably withheld.

     (c)  Procedure to Arbitrate  Disputes.  If the Company objects to the Claim
          --------- -- ---------  ---------
          pursuant to Section 2.6(b), or if Purchaser does not approve the Company's satisfaction of a Claim, then the parties shall have sixty
          (60) days to negotiate a satisfactory settlement of the Claim. Such sixty (60) days shall be measured from the time that either (i) Purchaser receives the Company's objection to the Claim, or (ii) Purchaser notifies the Company that it does not approve the Company's satisfaction of the Claim. If the parties are unable to negotiate a satisfactory settlement of their dispute regarding any Claim within sixty (60) days, then either party may submit the dispute to arbitration in accordance with Section 8.15 hereof.

     (d)  Reduction  of  the  Amount  of  Holdback  Stock.  If it is  ultimately
          ---------  --  ---  ------  --  --------  ------
          determined  that the  Company  is  indebted  to  Purchaser  under this
          Section 2.6, then the Escrow Agents shall, upon receipt of instructions from an appropriate officer of the Company, release, and deliver to Purchaser, the number of shares of the Holdback Stock equal in value to the dollar amount of the indebtedness. The number of shares shall be determined by dividing the amount of the indebtedness by the average of the last reported sales price of one share of the Common Stock for the twenty (20) trading days immediately prior to the date that Purchaser became entitled to recover under this Section 2.6.

     (e)  Close of Escrow/Escrow  Instructions.  The escrow created hereby shall
          ----- -- -------------  -------------
          close on the earlier of (i) the Delivery Date, or (ii) the date that the number of shares of Holdback Stock is reduced to zero. The parties shall prepare escrow instructions and deliver them to the Escrow Agents. The escrow instructions shall provide, at a minimum, that none of the Holdback Stock shall be released from escrow prior to the Delivery Date unless both Escrow Agents authorize such release in writing. The instructions shall also require the Escrow Agents to deliver the Holdback Stock, or the remaining portion thereof, to the Company on the Delivery Date.

     II.7 Additional Stock for Collection of Accounts Receivable. Purchaser will deliver to the Company .13417 shares of its common stock ("Additional Stock") for every $1.00 of the Division's past due over 120 days accounts receivable as of October 31, 1996 collected by the Purchaser and the Company jointly within one hundred eighty (180) days of the Closing Date, up to a maximum of thirteen thousand four hundred seventeen (13,417) shares of stock. Purchaser and the Company agree to use practices consistent with their ordinary business practices in collecting the past due over 120 days accounts receivable of the Division as set forth on Schedule 2.1(k). The parties acknowledge that as of October 31, 1996 the past due over 120 days accounts receivable is in the amount of $272,427. The certificate representing the stock to be issued to the Company pursuant to this Section 2.7 will be delivered to the Company by Purchaser within 30 days after the expiration of the period during which Purchaser may collect the past due over 120 days accounts receivable. Such stock shall become Holdback Stock and shall be governed by the provisions of Section 2.6 hereof.

     II.8 Closing Date. The consummation of the purchase and sale of the Assets (the "Closing") shall be held simultaneously with the execution of this Agreement ("Closing Date"). The Closing may be held by the Purchaser, TMCI and the Company exchanging facsimile signature pages and complying with the conditions set forth in Article V.

                                   ARTICLE III
                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company represents and warrants to Purchaser and TMCI with the knowledge that Purchaser and TMCI are relying on such representations and warranties in entering into this Agreement, and that the statements contained in this Article III are true, correct, complete and current as of the date of this Agreement.

     III.1 Organization and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Utah and has all requisite corporate power and authority to (a) enter into this Agreement and to perform its obligations hereunder, (b) own, lease and operate its properties and assets used in the Business as they are now owned, leased and operated and (c) carry on its business, including, without limitation, the Business, as now presently conducted. The Company is duly qualified to do business and is in good standing in each jurisdiction, including, but not limited to, California, in which the nature of its business or properties makes such qualification necessary, except where the failure to do so would not have a Material Adverse Effect after the Closing Date on the Business, the Assets or Purchaser.

     III.2 Validity and Execution of Agreement. The Company has the full legal right, capacity and power and has all requisite corporate authority and approval required to enter into, execute and deliver this Agreement and to perform fully its obligations hereunder. The board of directors of the Company has approved the transactions contemplated pursuant to this Agreement and each of the other documents contemplated by this Agreement. Pursuant to the provisions of the Utah Code Annotated, the shareholders of the Company are not required to approve the transactions contemplated by this Agreement. This Agreement constitutes the valid and binding obligation of the Company and is enforceable against it in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights in general and by general principles of equity.

     III.3 No Conflict. Except as set forth on Schedule 3.3, neither the execution and delivery of this Agreement by the Company nor the performance by the Company of the transactions contemplated hereby will: (a) violate or conflict with any of the provisions of the Articles of Incorporation or By-Laws (or similar governing documents) of the Company; (b) except as would not have a Material Adverse Effect after the Closing Date on the Company, the Business, the Assets or Purchaser, violate, conflict with, result in the acceleration of, or entitle any party to accelerate the maturity or the cancellation of the performance of any obligation under, or result in the creation or imposition of any Lien in or upon any of Assets or constitute a default (or an event which might, with the passage of time or the giving of notice, or both, constitute a default) under any mortgage, indenture, deed of trust, lease, contract, loan or credit agreement, license or other instrument to which the Company is a party or by which its or any of its properties or assets may be bound or affected; or (c) except as would not have a Material Adverse Effect after the Closing Date on the Company, the Business, the Assets or Purchaser, violate or conflict with any provision of any Law or Order applicable to the Company or require any consent or approval of or filing or notice with any

Governmental or Regulatory Body. The Company has obtained all necessary and proper consents from its lenders, customers, suppliers, and similar parties, as necessary to prevent or avoid a Material Adverse Effect after the Closing Date on the Business, the Assets, the Division or Purchaser by reason of a failure by the Company to obtain such consent.

     III.4 Books and Records. Except as set forth on Schedule 3.4, the Records of the Company as supplied to Purchaser are true, correct, complete and current in all material respects.

     III.5 Certificate of Incorporation and By-Laws. The Company has heretofore delivered to Purchaser true, correct, complete and current copies of the Certificate or Articles of Incorporation and By-Laws or similar governing documents of the Company as in full force and effect on the date hereof.

     III.6  Financial  Statements.   The  unaudited  financial  statements  (the
"Unaudited Financial Statements") of the Division for the year ended September 30, 1996 and the period ended October 31, 1996, attached hereto as Schedule 3.6 were prepared in accordance with GAAP consistently applied for the periods covered thereby. The statement of income contained therein fairly presents the results of operations of the Division for the year ended on such date.

     III.7 No Material Adverse Change. Except as set forth on Schedule 3.7, since September 30, 1996, to the Company's knowledge there has been no material adverse change in the assets, properties, business, operations, income or condition (financial or otherwise) of the Business, nor is any such change threatened, nor has there been any damage, destruction or loss which could have a Material Adverse Effect after the Closing Date on the Business, the Assets or Purchaser, whether or not covered by insurance.

     III.8 Tax Matters. All Tax Returns required to be filed with respect to the Company have been timely filed and all such Tax Returns were correct and complete in all respects. The Company has timely paid to the appropriate tax authorities all Taxes due or claimed to be due from it by any Tax authority. No adjustment relating to any Tax Return required to be filed with respect to the Company has been proposed formally or informally by any Tax authority, and to the best knowledge of the Company no basis exists for any such adjustment. The Company is not currently the beneficiary of any extension of time within which to file any Tax Return. There are no liens for Taxes upon assets or properties of the Company. There is no examination or proceeding pending or, to the knowledge of the Company, threatened by any tax authority relating to the determination, assessment or collection of, or any delinquencies in filing related to any Taxes of the Company. Notwithstanding anything contained herein to the contrary contained herein, the Company shall not be deemed to be in breach of this Section 3.8 if the breach of any of the statements contained in this Section 3.8 does not have a Material Adverse Effect after the Closing Date upon the Assets, the Division, the Business or the Purchaser. The Company holds a valid California resale certificate.

     III.9 Litigation. Except as set forth on Schedule 3.9, there are no outstanding Orders by which the Company, or any of its securities, assets, properties or businesses are bound. Except as set forth on Schedule 3.9, there is no Action or Proceeding pending or, to the knowledge of the Company threatened (whether or not the defense thereof or liabilities in respect thereof are covered by insurance) against or affecting the Company or any of its assets, properties or businesses, including without limitation the Business and the Assets, which if adversely decided would have a Material Adverse Effect after the Closing on the Company, the Purchaser, the Business, the Division or the Assets, nor are there any facts known to the Company which are likely to give rise to any such Action or Proceeding which if adversely decided, would have a Material Adverse Effect after the Closing on the Company, the Purchaser, the Business, the Division or the Assets.

     III.10 Contracts and Other Agreements. True, complete and current copies of all of the Material Contracts have been delivered to Purchaser or made available to Purchaser for inspection. A list of the Material Contracts is attached hereto as Schedule 3.10. All of the Material Contracts are valid, subsisting, in full force and effect and binding upon the Company and to the best knowledge of the Company, the Company has satisfied in full or provided for all of its liabilities and obligations thereunder requiring performance prior to the date hereof in all material respects, is not in default under any of them, nor does any condition exist that with notice or lapse of time or both would constitute such a default. To the knowledge of the Company, no other party to any such Material Contract is in default thereunder, nor does any condition exist that with notice or lapse of time or both would constitute such a default. Except as separately identified on Schedule 3.10, no approval or consent of any Person is needed for the Material Contracts to continue to be in full force and effect, and all of the Company's rights under Material Contracts to be assigned to Purchaser hereunder will be conveyed to Purchaser, upon consummation of the transactions contemplated by this Agreement.

     III.11 Tangible Property. Schedule 3.11 sets forth a true, complete, correct and current list of all categories of tangible personal property (other than Inventory), including, without limitation, equipment, furniture, leasehold improvements, fixtures, vehicles, structures, any related capitalized items and other similar tangible property, in each case owned or leased by the Company and material to the Business (collectively, the "Tangible Property") together with a description of all leases or subleases of Tangible Property to which the Company (on behalf of the Business) is the lessor, sublessor, lessee or sublessee and all options to purchase or sell the underlying property. The Tangible Property is free from material defects (patent and latent), has been maintained in accordance with normal industry practice, is in good operating condition and repair (subject to normal wear and tear), and is suitable for the purposes for which it presently is used.

     III.12 Intellectual Property.

     (a) The Company owns or is licensed to use all "Intellectual Property" that is necessary for the conduct of the Business, free and clear of any Liens of any kind that may interfere with the conduct of the Business. Except as disclosed in Schedule 3.12, the Company is not a party to any agreement limiting the use of Intellectual Property.

     (b) No litigation is pending or, to the knowledge of the Company, threatened, that challenges the validity, enforceability, ownership of, or right to use, sell, license or dispose of any Intellectual Property, nor does the Company know of any valid grounds for any such claim.

     (c) None of the material trade secrets of the Company as are material to the Business has been disclosed to any Person, except as required pursuant to the filing of a patent application by the Company, unless such disclosure was necessary and the use was made pursuant to a confidentiality agreement. All such trade secrets are protected against their use by other Persons to an extent and in a manner customary in the industries in which the Company operates, except that the Company has not required its employees to sign confidentiality or similar agreements.

     III.13 ERISA. The Company has provided to the Purchaser a true, correct and complete copy of each Company Plan, or if no copy exists, a written description thereof. All of the Company Plans are, and have been maintained and administered, in all material respects in compliance with all applicable requirements of ERISA and the Internal Revenue Code of 1986, as amended (the "Code"), to the extent such Company Plans are subject to ERISA and the Code. Each Company Plan that is intended to be a qualified plan under Section 401(a) of the Code has received all necessary favorable determination letters from the Internal Revenue Service and, to the Company's knowledge, such Company Plans have not been operated in any way which would adversely affect their qualified status. As a result of the transactions contemplated by this Agreement, the Purchaser shall have no liability with respect to any Company Plan maintained by the Company or any trade or business under common control with the Company within the meaning of Section 414(b), (c) or (m) of the Code. Other than usual claims for benefits arising under the Company Plans in the normal course, there are no pending claims, and the transactions contemplated by this Agreement will not give rise to any material claims, suits or proceedings which might cause the Company to incur liability to any employee under any Company Plan, including any liability for severance payments to any employee or former employee of the Company, which may have a Material Adverse Effect after the Closing Date upon the Assets, the Division, the Business or the Purchaser.

     III.14 Title; Liens. At the Closing, Company will deliver to Purchaser one or more Forms UCC-2 -- Termination Statement from National Bank of Canada. At such time as the Termination Statements are properly filed with the appropriate state agency, except as set forth on Schedule 3.14, the title to the Assets will be in each case free and clear of any Lien and the Company will have good and marketable title to the Assets.

     III.15 Compliance with Laws. Except as set forth in Schedule 3.15, the Company (a) is in compliance with all, and not in violation of any, and has not received any claim or notice that it is not in compliance in any material respect with, or that it is in violation in any material respect of, any Law or Order to which the Business or any of the Assets (including the use thereof) are subject and (b) has not failed to obtain or to adhere to the requirements of any governmental permit, license, registration and other governmental consent or authorization necessary in connection with the Business or the Assets, which failure would have a Material Adverse Effect after the Closing Date on the Business, the Assets, the Division or Purchaser. The Company has advised Purchaser in writing of any proposed health or other law, rule or regulation which, to its knowledge, could reasonably be expected to have a Material Adverse Effect on the Business, the Division, the Assets or Purchaser on or which, to its knowledge, could reasonably be expected to require substantial new capital investments by Purchaser in the Business.

     III.16 Entire Business. Except as otherwise provided herein, the sale of the Assets to be sold by the Company to Purchaser pursuant to this Agreement will convey to Purchaser the entire Business and all of the tangible and intangible property used by the Company (whether owned, leased or held under license by the Company, by any of the Company's Affiliates, Associates or by others, including, without limitation, any of the assets of the Business) primarily in connection with the conduct of the Business as heretofore conducted by the Company or held at the primary location of the Business. Except as disclosed in Schedule 3.16, there are no material facilities, services, assets or properties shared with any other Person which are used by the Company in the Business.

     III.17 Brokers. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by the Company directly with Purchaser without the intervention of any person on behalf of the Company in such manner as to give rise to any valid claim by any Person against Purchaser for a finder's fee, brokerage commission or similar payment. Any brokers or finders retained by the Company or the Division shall be entitled to a fee only upon completion of the transactions contemplated by this Agreement. The Company agrees that it shall be solely responsible to pay the fees and costs of any broker or finder which it has retained.

     III.18 Environmental, Health and Safety Laws.

     (a) Each of the Company, its Affiliates and, to its knowledge, it's predecessors has complied with all Environmental, Health and Safety Laws, and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand, or notice has been filed or commenced against any of them alleging any failure so to comply. Without limiting the generality of the preceding sentence, each of the Company, its Affiliates and, to its knowledge, its predecessors has obtained and been in compliance with all of the terms and conditions of all permits, licenses, and other authorizations which are required under, and has complied with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules, and timetables which are contained in, all Environmental, Health and Safety Laws.

     (b) None of the Company or its Affiliates has any Liability (and none of the Company, its Affiliates and, to its knowledge, its predecessors has handled or disposed of any substance, arranged for the disposal of any substance, exposed any employee or other individual to any substance or condition, or owned or operated any property or facility in any manner that could form the basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim, or demand against any of the Company and its Affiliates giving rise to any Liability) for damage to any site, location, or body of water (surface or subsurface), for any illness of or personal injury to any employee or other individual, or for any reason under any Environmental, Health, and Safety Law.

     (c) All properties and equipment used in the business of the Company, its Affiliates and, to its knowledge, its predecessors have been and are free of asbestos, PCB's, methylene chloride, trichloroethylene, 1,2-transdichloroethylene, dioxins, dibenzofurans, and Extremely Hazardous Substances.

     (d) Notwithstanding anything contained herein to the contrary, the Company shall not be deemed to be in breach of this Section 3.18 if the breach of any of the representations and warranties contained in Section 3.18(a), (b) and (c) does not have a Material Adverse Effect after the Closing upon the Assets, the Division, the Business or the Purchaser.

     III.19 Restrictions on Common Shares. The Common Stock when issued to the Company, will constitute "restricted securities" as that term is defined in Rule 144, as promulgated under the Securities Act of 1933, as amended (the "Act"), and as such may not be transferred except pursuant to an effective registration statement filed under the Act, or pursuant to a valid exemption from the registration requirements of the Act. Except as provided in the Investors' Rights Agreement dated of even date herewith, neither TMCI nor the Purchaser has any obligation, whatsoever, to register the Common Stock under the Act and has no present intention to so register the Common Stock. If the Company desires to sell or transfer any interest in the Common Stock pursuant to an exemption from registration under the Act and under state securities laws, the Company shall first provide the Purchaser with a description of the circumstances and an opinion of counsel reasonably satisfactory to counsel to Purchaser that such sale or transfer is so exempt. Investor understands that resale to the public will not be available for at least two years under Rule 144. The Common Stock is being acquired by the Company for investment purposes only, solely for its own account, and without any present intention of participating directly or indirectly in the distribution or resale of all or any portion of the Common Stock then being acquired. The following legend shall be placed upon the certificate or certificates representing the Common Stock:

     The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares have been acquired for investment and may not be sold, transferred or assigned in the absence of an effective registration statement for these shares under the Securities Act of 1933 or an opinion of the Company's [TMCI Electronics, Inc.] counsel that registration is not required under said Act.

     In addition, an appropriate legend for the State of California shall be placed upon the certificates. Purchaser may place a "stop transfer order" regarding the Common Stock with its transfer agent as appropriate to comply with the requirements of this Section 3.19.

     III.20 Accounts Receivable. All accounts receivable of the Company which are sixty (60) days or less past due are reflected properly in the Unaudited Financial Statements, are valid receivables subject to no setoffs or counterclaims, are collectible, and will be collected within one hundred eighty
(180) days, in accordance with their terms at their recorded amounts, subject only to the reserve for bad debts set forth in the Unaudited Financial Statements as adjusted for the passage of time through the Closing Date, subject to Purchaser and TMCI using their normal and customary collection practices. The amount of the accounts receivable subject to this paragraph 3.20 is four hundred twenty thousand nine hundred forty-eight dollars ($420,948). To the extent the sixty (60) days or less past due accounts receivable are not collected within the aforementioned one hundred eighty (180) day period, the amount of the uncollected receivables shall be offset against the Holdback Stock.

     III.21 Relationship With Customers. The Company has not received notice from any of its material customers that such customer intends to discontinue its business relationship with the Division.

     III.22 Securities. The Company is an "accredited investor" as defined in Rule 501(a) of Regulation D promulgated under the Act. The Company acknowledges that TMCI has delivered to it its Prospectus dated March 5, 1996, its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 and its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996. The Company has had the opportunity to review and discuss the above-referenced documents with TMCI and has had the opportunity to ask questions and make inquiries of representatives of TMCI regarding TMCI's financial condition, assets and operations and the Company has received satisfactory answers to such questions and inquiries.

     III.23 Disclosure. None of the representations, warranties or covenants contained in this Agreement, nor in any Schedule or Exhibit hereto contains or will contain an untrue statement of a material fact or omits a material fact necessary to make the statements contained herein or therein not misleading.

     III.24 Equipment. All equipment used in the operation of the Business is in good operating condition, ordinary wear and tear excepted.

                                   ARTICLE IV
              REPRESENTATIONS AND WARRANTIES OF PURCHASER AND TMCI

     Purchaser and TMCI represent and warrant to the Company with knowledge that Company is relying upon such representation and warranties in entering into this Agreement, and that the statements contained in this Article IV are true, correct, complete and current as of the date of this Agreement.

     IV.1 Organization and Capitalization of TMCI. TMCI is a corporation duly organized and validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to (a) enter into this Agreement and to perform its obligations hereunder, (b) own, lease and operate its properties and assets as they are now owned, leased and operated and
(c) carry on its business as now conducted. The authorized capital stock of TMCI as of the Closing Date consists of 25,000,000 shares of common stock, par value $0.001 per share of which approximately 3,365,600 shares are issued and outstanding.

     IV.2 Organization and Capitalization of Purchaser. Purchaser is a corporation duly organized and validly existing and in good standing under the laws of the State of California and has all requisite corporate power and authority to (a) enter into this Agreement and to perform its obligations hereunder, (b) own, lease and operate its properties and assets as they are now owned, leased and operated and (c) carry on its business as now conducted. Purchaser is the wholly-owned subsidiary of TMCI.

     IV.3 Validity and Execution of Agreement. Purchaser and TMCI have the full legal right, capacity and power and have all requisite corporate authority and approval required to enter into, execute and deliver this Agreement and to perform fully its obligations hereunder. The Boards of Directors of TMCI and Purchaser have approved the transactions contemplated pursuant to this Agreement and each of the other documents contemplated by this Agreement. This Agreement constitutes the valid and binding obligation of TMCI and Purchaser, respectively, enforceable against TMCI and Purchaser in accordance with its terms, except as such enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the enforcement of creditors' rights in general and by general principles of equity.

     IV.4 No Conflict. Neither the execution and delivery of this Agreement by TMCI and Purchaser nor the performance by TMCI and Purchaser of the transactions contemplated hereby will: (a) violate or conflict with any of the provisions of the articles of incorporation or by-laws of TMCI and Purchaser (or similar governing documents) as the case may be, (b) violate or conflict with any provisions of any Law or Order applicable to TMCI or Purchaser; or (c) require any consent or approval by or filing or notice with any Governmental or Regulatory Body.

     IV.5 Brokers. All negotiations relative to this Agreement and the transactions contemplated hereby have been carried out by TMCI and Purchaser directly with the Company without the intervention of any Person on behalf of Purchaser in such manner as to give rise to any valid claim by any Person against the Company for a finder's fee, brokerage commission or similar payment, except to The Bentley Companies ("Bentley"). All amounts so payable to Bentley shall be paid by TMCI or the Purchaser.

     IV.6 Articles of Incorporation and Bylaws. TMCI and Purchaser have each heretofore delivered to the Company true, correct and complete copies of their Articles of Incorporation and Bylaws or similar governing documents as in full force and effect on the date hereof.

     IV.7 Delivery of Documents. TMCI has delivered to the Company its true, correct, complete and current Prospectus dated March 5, 1996, its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, its quarterly reports on Form 10-QSB for the quarter ended June 30, 1996. Each of these documents contain the information required to be included therein by applicable law and as to such required information do not contain any untrue statements of material fact or omit a material fact necessary to make the statements contained thereof not misleading. Each audited and unaudited financial statement (and the notes relating thereto) contained in such reports was prepared in accordance with generally accepted accounting principles consistently applied (except as otherwise indicated therein) and fairly presents the consolidated financial condition of TMCI and its subsidiaries as of the respective date thereof and the related consolidated results of operations, stockholders' equity, and cash flows or changes in financial position, as applicable, of TMCI and its subsidiaries for and during the respective period covered thereby.

     IV.8 Consents and Approvals. Except for Form 8-K, no consent approval or authorization of, or declaration, filing or registration with, any third party, including any governmental or regulatory authority, United States or foreign, is required in connection with the execution, delivery and performance of this Agreement by TMCI or Purchaser.

     IV.9 Absence of Certain Changes or Events. Except as previously disclosed to the Company, since September 30, 1996 there has been no material adverse change in the assets, properties, business, operations, income or condition (financial or otherwise) of TMCI or Purchaser nor is any such change threatened, nor has there been any damage, destruction or loss which could have a Material Adverse Effect after the Closing Date on TMCI or Purchaser, whether or not covered by insurance. TMCI has not (i) declared any dividend or made any payment or other distribution with respect to its shares of capital stock, (ii) acquired or disposed of any shares of its capital stock or granted any options, warrants or other rights to acquire or convert any obligation into any shares of its capital stock, (iii) sold, assigned, transferred, conveyed or otherwise disposed of, or agreed to sell or dispose of, a substantial portion of its assets, except for sales of inventory in the ordinary course of business, (iv) entered into any transaction of merger or consolidation with any other entity, or (v) agreed or entered into any commitment to take any of the above actions.

     IV.10 Litigation. Except as set forth on Schedule 4.9, there are no outstanding Orders by which TMCI or Purchaser, or any of its securities, assets, properties or businesses are bound. Except as set forth on Schedule 4.9, there is no Action or Proceeding pending or, to the knowledge of TMCI or Purchaser threatened (whether or not the defense thereof or liabilities in respect thereof are covered by insurance) against or affecting TMCI or Purchaser or any of its assets, properties or businesses, including without limitation the Business and the Assets, which if adversely decided would have a Material Adverse Effect after the Closing on TMCI or Purchaser, nor are there any facts which are likely to give rise to any such Action or Proceeding which if adversely decided, would have a Material Adverse Effect after the Closing on TMCI, the Purchaser, the Business, the Division or the Assets.

     IV.11 Status of Shares. The Common Stock when issued in accordance with the terms of this Agreement will be duly authorized, validly issued, fully paid and nonassessable and free of liens, encumbrances or preemptive rights contained in the Certificate of Incorporation or Bylaws of TMCI; provided, however, that the Common Stock may be subject to restrictions on transfer under state and/or federal securities laws and the Holdback Stock and Earn Out Stock is subject to forfeiture as provided in this Agreement.

     IV.12 Disclosure. None of the representations, warranties or covenants contained in this Agreement, any document provided by TMCI or Purchaser to the Company, nor in any Schedule or Exhibit hereto made by TMCI or Purchaser, contains or will contain any untrue statement of material fact or omits a material fact necessary to make the statements contained herein or therein not misleading.

                                    ARTICLE V
                       CONDITIONS PRECEDENT TO THE CLOSING

     V.1 Conditions Precedent to the Obligations of Purchaser to Complete the Closing. The obligations of Purchaser to enter into and complete the Closing are subject to the fulfillment at or prior to the Closing of the following conditions, any one or more of which may be waived by Purchaser:

     (a) Representations, Warranties and Covenants. The representations and warranties of the Company contained in this Agreement shall be true, complete and correct in all material respects.

     (b) Consents, Waivers, Licenses, Filings, etc. The consents, approvals, authorizations, licenses, registrations, declarations or filings listed on Schedule 3.3, if any, hereto shall have been obtained or made, as the case may be.

     (c)  Third Party  Consents.  Except as otherwise  waived by Purchaser,  all
          ----- -----  ---------
          consents, permits and approvals from parties to contracts or other agreements with the Company set forth on any Schedule to this Agreement, including, but not limited to, the Assignable Contracts, and any other material consent, permit or approval that may be required in connection with the performance by the Company of its obligations under this Agreement or the consummation of the transactions contemplated by this Agreement or the continuance of the Company's contracts or other agreements with Purchaser after the Closing shall have been obtained.

     (d) Injunction, etc. At the Closing, there shall not be any Order outstanding against any party hereto or Law promulgated that prevents consummation of the transactions contemplated by this Agreement or any of the conditions to the consummation of the transactions contemplated by this Agreement or would be likely to have any Material Adverse Effect on the Business or the Assets to be purchased hereunder.

     (e) Opinion of Counsel to the Company. Purchaser shall have been provided with an opinion of Parsons Behle & Latimer, counsel to the Company, in form and substance satisfactory to Purchaser and dated the date of the Closing.

     (f) Approval of Counsel to Purchaser. All actions and proceedings hereunder and all documents and other papers required to be delivered by the Company hereunder or in connection with the consummation of the transaction contemplated hereby and all other related matters shall have been approved by Rosenblum, Parish & Isaacs, counsel to Purchaser, as to their form and substance, which approval shall not be unreasonably withheld.

     (g) Conveyancing Documents. The Company shall have executed and delivered to Purchaser an Assignment and Assumption Agreement (an "Assignment and Assumption Agreement") in substantially the form of Exhibit "F" hereto, and such further instruments and documents as may be reasonably requested by Purchaser in order to complete the transfer of the Assets to Purchaser and as may be necessary for the Purchaser's operation of the Business.

     (h) Earn Out Agreement. The Company shall have executed and delivered to Purchaser the Earn Out Agreement.

     (i) Investors' Rights Agreement. The Company shall have executed and delivered to Purchaser an Investors' Rights Agreement in form and substance satisfactory to both parties hereto.

     (j) Strategic Marketing and Manufacturing Agreement. The Company shall have executed and delivered to Purchaser and TMCI the Strategic Marketing and Manufacturing Agreement in form and substance satisfactory to both parties hereto.

     (k) Subordination Agreement. The Company shall have executed and delivered to Purchaser and TMCI the Subordination Agreement in form and substance satisfactory to both parties hereto.

     (l) Resolutions. The Company shall have delivered to Purchaser a copy of the resolution of its Board of Directors authorizing and approving the execution of this Agreement and the consummation of the transactions contemplated hereby.

     V.2 Conditions Precedent to the Obligations of the Company to Complete the Closing. The obligations of the Company to enter into and complete the Closing are subject to the fulfillment on or prior to the Closing, of the following conditions, any one or more of which may be waived by the Company:

     (a)  Representations,   Warranties  and  Covenants.   The  representations,
          warranties and covenants of Purchaser and TMCI shall be true, complete and correct in all material respects.

     (b) Injunction, etc. At the Closing, there shall not be any Order outstanding against any party hereto or Law promulgated that prevents consummation of the transactions contemplated by this Agreement or any of the conditions to the consummation of the transaction contemplated by this Agreement or would be likely to have any Material Adverse Effect on the Business or the Assets to be purchased by Purchaser hereunder.

     (c) Opinion of Counsel to Purchaser. Purchaser shall have been provided with an opinion of Rosenblum, Parish & Isaacs, counsel to Purchaser and TMCI, in form and substance satisfactory to the Company and dated the date of the Closing.

     (d) Delivery of Purchase Price. Purchaser shall have delivered to the Company the Cash Payment, the Promissory Notes, and a stock certificate representing fifty three thousand six hundred eight-eight (53,688) shares of TMCI's common stock.

     (e) Delivery of Security Agreements. Purchaser and TMCI shall have delivered to the Company the Security Agreement and underlying Form UCC-1 and caused to be delivered to the Company the Guaranty.

     (f) Conveyancing Documents. Purchaser and TMCI shall have executed and delivered to the Company the Assignment and Assumption Agreement.

     (g) Resolutions. Purchaser and TMCI shall have delivered to the Company a copy of the resolution of their respective Boards of Directors authorizing and approving the execution of this Agreement and the consummation of the transactions contemplated hereby.

     (h) Investors' Rights Agreement. Purchaser and TMCI shall have executed and delivered to the Company an Investors' Rights Agreement in form and substance satisfactory to both parties hereto.

     (i) Strategic Marketing and Manufacturing Agreement. The Purchaser and TMCI shall have executed and delivered to the Company the Strategic Marketing and Manufacturing Agreement in form and substance satisfactory to both parties hereto.

     (j) Earn Out Agreement. The Purchaser shall have executed and delivered to the Company the Earn Out Agreement.

     (k) Subordination Agreement. The Purchaser and TMCI shall have executed and delivered to the Company the Subordination Agreement in form and substance satisfactory to both parties hereto.

     (l) Approval of Counsel to Company. All actions and proceedings hereunder and all documents and other papers required to be delivered by the Purchaser and TMCI hereunder or in connection with the consummation of the transaction contemplated hereby and all other related matters shall have been approved by Parsons Behle & Latimer, counsel to the Company, as to their form and substance, which approval shall not be unreasonably withheld.

                                   ARTICLE VI
                             POST-CLOSING COVENANTS

     The parties covenant to take the following actions after the Closing Date:

     VI.1 Further Information. Following the Closing, each party will afford to the other party, its counsel and its accountants, during normal business hours, reasonable access to the books, records and other data of the Company or relating to the Business, the Assets, or the Assumed Liabilities in its possession with respect to periods prior to the Closing and the right to make copies and extracts therefrom, to the extent that such access may be reasonably required by the requesting party (a) to facilitate the investigation, litigation and final disposition of any claims which may have been or may be made against any party or its Affiliates and (b) for any other reasonable business purpose.

     VI.2 Record Retention. Each party agrees that for a period of not less than seven (7) years following the Closing Date, it shall not destroy or otherwise dispose of any of the Records relating to the Business, the Assets, the Assumed Liabilities, or the Company in its possession with respect to periods prior to the Closing. Each party shall have the right to destroy all or part of such Records after the seventh anniversary of the Closing Date or, at an earlier time by giving each other party hereto thirty (30) days prior written notice of such intended disposition and by offering to deliver to the other parties, at the other parties' expense, custody of such Records as such party may intend to destroy.

     VI.3 Transfer and Property Taxes. The Company agrees to pay all sales, use, transfer, real property transfer, recording, gains, stock transfer and other similar taxes and fees ("Transfer Taxes") arising out of or in connection with the transactions effected pursuant to this Agreement, and shall indemnify, defend and hold harmless the Purchaser and TMCI with respect to such Transfer Taxes. The Company shall file all necessary documentation and Tax Returns with respect to such Transfer Taxes. Personal property taxes assessed against the Assets for the year 1996 shall be prorated as of the Closing Date.

     VI.4 Post-Closing Assistance. The Company, on the one hand, and Purchaser, on the other hand, will provide each other with such assistance as may reasonably be requested in connection with the preparation of any Tax Return, any audit or other examination by any taxing authority, or any judicial or administrative proceedings relating to liability for Taxes, and each will retain and provide the requesting party with any records or information that may be reasonably relevant to such return, audit or examination, proceedings or determination. The party requesting assistance shall reimburse the other party for reasonable out-of-pocket expenses (other than salaries or wages of any employees of the parties) incurred in providing such assistance. Any information obtained pursuant to this Section 6.4 or pursuant to any other Section hereof providing for the sharing of information or the review of any Tax Return or other schedule relating to Taxes shall be kept confidential by the parties hereto.

     VI.5 Non-Compete.

     (a)  Company's  Covenants  Against  Competition.  In consideration  for the
          ---------  ---------  -------  ------------
          payment by Purchaser of the Purchase Price on the Closing Date, Company for itself (and for and on behalf of its current officers and directors) agrees that it will not at any time within the four (4) year period immediately following the Closing Date ("Restricted Period"), directly or indirectly, engage in, or have any ownership interest in any person, firm, corporation, or business which engages in, in any way, (i) the manufacturing of harness, ribbon, or non-molded specialty cables ("Restricted Products") within the counties of Alameda, Contra Costa, Marin, San Francisco, San Mateo, Santa Clara, Sacramento, Santa Cruz, or Sonoma, State of California ("Restricted Area"); or (ii) soliciting orders for or selling the
          Restricted Products to any customers in the Restricted Area ("Purchaser's Restricted Customers"). Notwithstanding anything contained herein to the contrary, the restrictions contained in this 6.5(a) shall not preclude the Company from directly or indirectly engaging in, or having any interest in any person, firm, corporation or business which engages in, in any way manufacturing the Restricted Products in any area outside of the Restricted Area (as long as it does not sell to any of Purchaser's Restricted Customers) nor shall the restriction, set forth above preclude in any way the Company from selling to or soliciting orders from any customers in the Restricted
          Area for  molded  cables  or any  product  which  is not a  Restricted
          Product. Notwithstanding the foregoing, neither the Company nor any officer or director of the Company shall be in breach of this Section 6.5(a) merely because it owns five percent (5%) or less of the outstanding common stock of a corporation, if, at the time of the acquisition of such stock by the Company (or its officers or directors), such stock is listed on a national securities exchange, is quoted on NASDAQ, or is regularly traded in the over-the-counter market by a member of a national securities exchange.

     (b) Purchaser's and TMCI's Covenants Against Competition; Acknowledgment of Confidential Information and Trade Secrets.

          (i) Purchaser and TMCI acknowledge and agree that the Company has invested significant amounts of time and money in developing its molded specialty cable business and that Company would not sell the Assets to Purchaser but for the agreements and covenants of the Purchaser contained in this Section 6.5(b). Accordingly, the Purchaser and TMCI for themselves (and for and on behalf of each of their respective Affiliates) each covenants and agrees that it will not at any time, during the Restricted Period, directly or indirectly engage in, or have any ownership interest in any person, firm, corporation, or business that engages in, in any way, the manufacturing of, the sale of or the solicitation of orders for molded specialty cables to or from any customer in the State of California to which the Company is currently selling such products ("Company's Restricted Customers"). A list of certain of the Company's customers ("Company's Customer List") which includes the Company's Restricted Customers will be delivered by the Company to Purchaser at Closing. Notwithstanding anything contained herein to the contrary, this Section 6.5(b) shall not preclude Purchaser from selling to nor soliciting orders from the Company's Restricted Customers for harness, ribbon and non-molded specialty cables or from selling or soliciting orders from persons who are not the Company's Restricted Customers for Molded Specialty Cables. Notwithstanding the foregoing, neither Purchaser, TMCI nor any affiliate of Purchaser or TMCI shall be in breach of this Section 6.5(b) merely because it owns five percent (5%) or less of the outstanding common stock of a corporation, if, at the time of the acquisition of such stock by Purchaser, TMCI (or any affiliate of Purchaser or TMCI), such stock is listed on a national securities exchange, is quoted on NASDAQ, or is regularly traded in the over-the-counter market by a member of a national securities exchange.

          (ii) During and after the Restricted Period, Purchaser, TMCI and each Affiliate shall keep secret and retain in strictest confidence, and shall not use for the benefit of itself or himself or others, any and all confidential information with respect to the operations by the Company of its molded specialty cable business learned by TMCI, the Purchaser and each Affiliate heretofore or hereafter directly or indirectly from the Company, including, without limitation, information with respect to (a) prospective facilities, (b) sales figures, (c) profit or loss figures, (d) customers, clients, suppliers, sources of supply and customer lists (including those entities designated on the Company's Customer List) and (e) pricing information ("Confidential Company Information"), and shall not disclose such Confidential Company Information to anyone outside of Purchaser, TMCI and its Affiliates except with the Company's express written consent and except for Confidential Company Information which (i) is at the time of receipt or thereafter becomes publicly known through no wrongful act of the Purchaser, TMCI or an Affiliate or (ii) is received from a third party not under an obligation to keep such information confidential and without breach of this Agreement. Notwithstanding anything contained herein to the contrary,
               Purchaser, TMCI and its Affiliates shall not disclose the Confidential Company Information to any person or entity which subsequent to the date hereof directly or indirectly acquires the Purchaser, TMCI and, thereby becomes an affiliate of the Purchaser or TMCI. Purchaser and TMCI hereby acknowledge and agree that the Company's Customer List is the proprietary and confidential information of the Company and is a trade secret under the laws of the State of California.

     (c)  Rights and  Remedies of Purchaser  Upon Breach.  If the Company or any
          ------ ---  -------- -- ---------  ---- -------
          Affiliate breaches, or threatens to commit a breach of, any of the provisions of Section 6.5(a) (the "Company's Restrictive Covenants"), Purchaser shall have the following rights and remedies, each of which rights and remedies shall be independent of the other and severally enforceable and shall not be affected by the provisions of Article VI, and all of which rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to Purchaser under law or in equity:

          (i) The right and remedy to have the Company's Restrictive Covenants specifically enforced (without posting any bond) by any court having equity jurisdiction, including, without limitation, the right to an entry against the Company or such Affiliate of restraining orders and injunctions (preliminary, mandatory, temporary and permanent) against violations, threatened or actual, and whether or not then continuing, of such covenants, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to Purchaser and that money damages will not provide adequate remedy to Purchaser.

          (ii) The right and remedy to require the Company or such Affiliate to account for and pay over to Purchaser all profits ("Benefits") derived or received by such person the result of any transactions constituting a breach of any of the Company's Restrictive Covenants, and such person shall account for and pay over such Benefits to Purchaser.

     (d)  Rights and Remedies of Company Upon Breach.  If the  Purchaser or TMCI
          ------ --- -------- -- ------- ---- -------
          or any Affiliate breaches, or threatens to commit a breach of, any of the provisions of Section 6.5(b) ("TMCI's Restrictive Covenants"), the Company shall have the following rights and remedies (upon compliance with any necessary prerequisites imposed by law upon the availability of such remedies), each of which rights and remedies shall be independent of the other and severally enforceable and shall not be affected by the provisions of Article VI, and all of which rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to the Company under law or in equity:

          (i) The right and remedy to have the TMCI's Restrictive Covenants specifically enforced (without posting any bond) by any court having equity jurisdiction, including, without limitation, the right to an entry against TMCI and Purchaser or such Affiliate of restraining orders and injunctions (preliminary, mandatory, temporary and permanent) against violations, threatened or actual, and whether or not then continuing, of such covenants, it being acknowledged and agreed that any such breach or threatened breach will cause irreparable injury to the Company and that money damages will not provide adequate remedy to the Company.

          (ii) The right and remedy to require TMCI and Purchaser or such Affiliate to account for and pay over to the Company all compensation, profits, monies, accruals, increments or other benefits (collectively, "Benefits") derived or received by such person the result of any transactions constituting a breach of any of the TMCI's Restrictive Covenants, and such person shall account for and pay over such Benefits to the Company.

     (e) Severability of Covenants. If any court determines that any of the Company's Restrictive Covenants or TMCI's Restrictive Covenants (collectively, the "Restrictive Covenants"), or any part thereof, is invalid or unenforceable, the remainder of the Restrictive Covenants shall not thereby be affected and shall be given full effect, without regard to the invalid portions.

     (f) Blue-Pencilling. If any court determines that any of the Restrictive Covenants, or any part thereof, is unenforceable because of the duration of such provision or the area covered thereby, such court shall have the power to reduce the duration or area of such provisions and, in its reduced form, such provision shall then be enforceable and shall be enforced.

     (g)  Enforceability in  Jurisdictions.  Purchaser and the Company intend to
          -------------- --  --------------
          and hereby confer jurisdiction to enforce the Restrictive Covenants upon the courts of any jurisdiction within the geographical scope of the Restrictive Covenants. If the courts of any one or more of such jurisdictions hold the Restrictive Covenants wholly unenforceable by reason of the breadth of such scope or otherwise, it is the intention of Purchaser and the Company that such determination not bar or in any way affect Purchaser's or the Company's, as the case may be, right to the relief provided above in the courts of any other jurisdiction within the geographical scope of such Restrictive Covenants, as to breaches of such Restrictive Covenants in such other respective jurisdictions, such Restrictive Covenants as they relate to each jurisdiction being, for this purpose, severable into diverse and independent covenants, subject, where appropriate, to the doctrine of res judicata.

     VI.6 Delivery of Certificates. The Company will use its best efforts to provide the Purchaser with a sales tax clearance certificate from the State Board of Equalization and a certificate of no claims from the Economic Development Department in a commercially reasonable manner and time.


                                   ARTICLE VII
                            SURVIVAL; INDEMNIFICATION

     VII.1 Survival of Representations, Warranties, Covenants and Agreements. The representations, warranties, covenants and agreements of the Company, Purchaser and TMCI contained in this Agreement will survive the Closing for a period of three (3) years.

     VII.2 Indemnification of Purchaser. Subject to the limitations contained in this Article VII, the Company agrees to indemnify, defend and hold harmless Purchaser and its directors, officers, shareholders, partners, employees, successors and assigns from and against any and all losses, Liabilities (including punitive or exemplary damages and fines or penalties and any interest thereon), expenses (including fees and disbursements of counsel and expenses of investigation and defense), claims, liens or other obligations of any nature whatsoever (hereinafter individually, a "Loss" and collectively, "Losses") which, directly or indirectly, arise out of, result from or relate to (a) any inaccuracy in or any breach of any representation and warranty, or any breach of any covenant or agreement, of the Company contained in this Agreement or in any document or other papers delivered pursuant to this Agreement, (b) any liability or obligation of the Company which is not an Assumed

Liability, including any sales or use tax arising from this transaction, including, but not limited to, any liability resulting from the operation of California Revenue and Tax Code ss. 6811, et seq. (c) the failure of the Company to comply with any Bulk Sales or Transfer Laws or failure to comply with any other applicable laws, rules or regulations and Purchaser's waiver of compliance with such laws, including California Civil Code ss. 3440, (d) the Company's misappropriation of trade secrets, or its infringement or alleged infringement of any patent, copyright, trademark, servicemark, or any other proprietary right of any Person, (e) any claims which arise from the operations of the Business by the Company prior to the Closing Date other than the Assumed Liabilities, (f) any obligations of the Company for claims under ERISA, and (g) violations of the Environmental, Health and Safety Laws by the Company prior to the Closing Date.

     VII.3 Indemnification of the Company. Subject to the limitations contained in this Article VII, Purchaser and TMCI agree to indemnify, defend and hold harmless the Company, its respective directors, officers, shareholders, partners, employees, successors and assigns from and against any and all Losses which, directly or indirectly, arise out of, result from or relate to (a) any inaccuracy in or any breach of any representation and warranty, or any breach of any covenant or agreement, of Purchaser contained in this Agreement or in any documents or other papers delivered pursuant to this Agreement, (b) any Assumed Liability assumed by Purchaser pursuant to Section 2.2, (c) operations of the Business by the Purchaser subsequent to the Closing Date, (d) violations of the Environment, Health and Safety laws by Purchaser subsequent to the Closing Date, and (e) the failure by Purchaser to pay any Transfer Taxes.

     VII.4  Method of  Asserting  Claims.  The party  making a claim  under this
Article VII is referred to as the "Indemnified Party" and the party against whom such claims are asserted under this Article VII is referred to as the "Indemnifying Party." all claims by any Indemnified Party under this Article VII shall be asserted and resolved as follows:

     (a) In the event that any claim or demand for which an Indemnifying Party would be liable to an Indemnified Party hereunder is asserted against or sought to be collected from such Indemnified Party by a third party, said Indemnified Party shall with reasonable promptness notify in writing the Indemnifying Party of such claim or demand, specifying the basis for such claim or demand, and the amount or the estimated amount thereof to the extent then determinable (which estimate shall not be conclusive of the final amount of such claim and demand; the "Claim Notice"); provided, however, that any failure to give such Claim Notice will not be deemed a waiver of any rights of the Indemnified Party except to the extent the rights of the Indemnifying Party are actually prejudiced by such failure. The Indemnifying Party, upon request of the Indemnified Party, shall retain counsel (who shall be reasonably acceptable to the Indemnified Party) to represent the Indemnified Party and shall pay the reasonable fees and disbursements of such counsel with regard thereto' provided, however, that any Indemnified Party is hereby authorized prior to the date on which it receives written notice from the Indemnifying Party designating such counsel, to retain counsel, whose fees and expenses shall be at the expense of the Indemnifying Party, to file any motion, answer or other pleading and take such other action which it reasonably shall deem necessary to protect its interests or those of the Indemnifying Party until the date on which the Indemnified Party receives such notice from the Indemnifying Party. After the Indemnifying Party shall retain such counsel, the Indemnified Party shall have the right to retain its own counsel, but the fees and expenses of such counsel shall be at the expense of such Indemnified Party unless (x) the Indemnifying Party and the Indemnified Party shall have mutually agreed to the retention of such counsel or (y) the named parties of any such proceeding (including any impleaded parties) include both the Indemnifying Party and the Indemnified Party and representation of both parties by the same counsel would be inappropriate due to actual or potential differing interests between them. The Indemnifying Party shall not, in connection with any proceedings or related proceedings in the same jurisdiction, be liable for the fees and expenses of more than one such firm for the Indemnified Party (except to the extent the Indemnified Party retained counsel to protect its (or the Indemnifying Party's) rights prior to the selection of counsel by the Indemnifying Party.) If requested by the Indemnifying Party, the Indemnified Party agrees to cooperate with the Indemnifying Party and its counsel in contesting any claim or demand which the Indemnifying Party defends. A claim or demand may not be settled by the Indemnifying Party without the prior written consent of the Indemnified Party (which consent will not be unreasonably withheld) unless, as part of such settlement, the Indemnified Party shall receive a full and unconditional release reasonably satisfactory to the Indemnified Party.

     (b) In the event any Indemnified Party shall have a claim against any Indemnifying Party hereunder which does not involve a claim or demand being asserted against or sought to be collected from it by a third party, the Indemnified Party shall send a Claim Notice with respect to such claim to the Indemnifying Party.

     (c)  After   delivery  of  a  Claim  Notice,   so  long  as  any  right  to
          indemnification exists pursuant to this Article VII, the affected parties each agree to retain all Books and Records related to such Claim Notice. In each instance, the Indemnified Party shall have the right to be kept fully informed by the Indemnifying Party and its legal counsel with respect to any legal proceedings. Any information or documents made available to any party hereunder and designated as confidential by the party providing such information or documents and which is not otherwise generally available to the public and not already within the knowledge of the party to whom the information is provided (unless otherwise covered by the confidentiality provision of any other agreement among the parties hereto, or any of them), and except as may be required by applicable law, shall not be disclosed to any third Person (except for the representatives of the party being provided with information, in which event the party being provided with the information shall request its representatives not to disclose any such information which is otherwise required hereunder to be kept confidential).

     VII.5 Limitation on Indemnification.

     (a) The obligation of the Company under Section 7.2 above shall be limited to an amount equal to the Purchase Price.

     (b) The indemnification of the Purchaser as set forth herein by the Company shall be limited to only those matters specifically provided in Section 7.2 above; Purchaser hereby releases, discharges and acquits the Company from any other damage, claim, liability, deficiency, loss, cost or expense, known or unknown incurred by Purchaser arising out of or resulting from any other matter not specifically covered or provided in Section 7.2 above. The obligation of Purchaser under Section

          7.2 shall be limited to the unpaid portion of the Promissory Notes and the fair market value as of the date hereof (determined without discounts for restrictions on marketability) of any stock held in escrow at the time a claim is tendered, excluding any stock held in escrow pursuant to the Earn Out Agreement of equal date hereto.

     (c) The indemnification of the Company by the Purchaser and TMCI as set forth herein shall be limited to only those matters specifically provided in Section 7.3 above; the Company hereby releases, discharges and acquits the Purchaser from any other damage, claim, liability, deficiency, loss, cost or expense, known or unknown incurred by the Company arising out of or resulting from any other matter not specifically covered or provided in Section 7.3 above.

                                  ARTICLE VIII
                                  MISCELLANEOUS

     VIII.1 Expenses. Each of the parties hereto shall pay its own expenses (including, without limitation, attorney's and accountants' fees and out-of-pocket expenses) incidental to this Agreement and the transactions contemplated hereby.

     VIII.2 Further Assurances. At any time and from time to time after the Closing Date at the request of Purchaser, and without further consideration, the Company will execute and deliver such other instruments of sale, transfer, conveyance, assignment and confirmation and take such other action as Purchaser may reasonably deem necessary or desirable in order to transfer, convey and assign more effectively to Purchaser, the Assets to put Purchaser in actual possession and operating control of the Business and to assist Purchaser in exercising all rights with respect thereto.

     VIII.3 Notices. All notices, requests, demands and other communications required or permitted to be given hereunder shall be in writing and shall be given personally, telegraphed, telexed, sent by facsimile transmission or sent by prepaid air courier or certified, registered or express mail, postage prepaid. Any such notice shall be deemed to have been given (a) when received, if delivered in person, telegraphed, telexed, sent by facsimile transmission and confirmed in writing within three (3) Business Days thereafter or sent by prepaid air courier or (b) three (3) Business Days following the mailing thereof, if mailed by certified first class mail, postage prepaid, return receipt requested, in any such case as follows (or to such other address or addresses as a party may have advised the other in the manner provided in this
Section 8.3):

         If to TMCI:

                  TMCI Electronics, Inc.
                  1875 Dobbin Drive
                  San Jose, California  95133
                  Attention:  Rolando Loera, CEO

         If to the Purchaser:

                  Touche Electronics, Inc.
                  1875 Dobbin Drive
                  San Jose, California  95133
                  Attention:  Rolando Loera, CEO

         With a copy to:

                  Rosenblum, Parish & Isaacs
                  160 West Santa Clara Street, 15th Floor
                  San Jose, California  95113
                  Attention:  Thomas Chaffin

         If to the Company:
                  Pen Interconnect, Inc.
                  2351 South 2300 West
                  Salt Lake City, Utah  84119
                  Attention:  James S. Pendleton & Wayne R. Wright

         With a copy to:
                  Parsons Behle & Latimer
                  201 South Main Street, Suite 1800
                  Salt Lake City, Utah  84111
                  Attention:  Stuart A. Fredman

     VIII.4 Publicity. No public release or announcement concerning this Agreement or the transactions contemplated hereby shall be made without advance approval thereof by Purchaser and the Company; provided, however, that either party hereto may make any public disclosure it believes in good faith is required by applicable law or any listing or trading agreement concerning its publicly-traded securities (in which case the disclosing party will use its reasonable efforts to advise the other party prior to making the disclosure).

     VIII.5 Entire Agreement. This Agreement (including the Exhibits and Schedules) and the agreements, certificates and other documents delivered pursuant to this Agreement contain the entire agreement among the parties with respect to the transactions described herein, and supersede all prior agreements, written or oral, with respect thereto.

     VIII.6 Waivers and Amendments. This Agreement may be amended, superseded, cancelled, renewed or extended, and the terms hereof may be waived, only by a written instrument signed by the parties or, in the case of a waiver, by the party waiving compliance. No delay on the party in exercising any right, power or privilege hereunder shall operate as a waiver thereof. The rights and remedies of any parties based upon, arising out of or otherwise in respect of any inaccuracy in or breach of any representation, warranty, covenant or agreement contained in this Agreement shall in no way be limited by the fact that the act, omission, occurrence or other state of facts upon which any claim of any such inaccuracy or breach is based may also be the subject matter of any other representation, warranty, covenant or agreement contained in this Agreement (or in any other agreement between the parties as to which there is no inaccuracy or breach).

     VIII.7 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California, without regard to principles of conflicts of law.

     VIII.8 Binding Effect; No Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns. This Agreement is not assignable by any party hereto without the prior written consent of the other parties hereto, which consent will not be unreasonably withheld except by operation of law and any other purported assignment shall be null and void; provided, however, that Purchaser may assign this Agreement without the consent of the other parties hereto to any lender of Purchaser.

     VIII.9 Variations in Pronouns. All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the context may require.

     VIII.10 Counterparts. This Agreement may be executed by the parties hereto in separate counterparts, each of which when so executed and delivered shall be an original, but all such counterparts shall together constitute one and the same instrument. Each counterpart may constitute a number of copies hereof each signed by less than all, but together signed by all of the parties hereto.

     VIII.11 Exhibits and Schedules. The Exhibits and Schedules are a part of this Agreement as if fully set forth herein. All references herein to Sections, subsections, clauses, Exhibits and Schedules shall be deemed references to such parts of this Agreement, unless the context shall otherwise require.

     VIII.12 Effect of Disclosure on Schedules. Any item disclosed on any Schedule to this Agreement shall only be deemed to be disclosed in connection with (a) the specific representation and warranty to which such Schedule is expressly referenced, (b) any specific representation and warranty which expressly cross-references such Schedule and (c) any specific representation and warranty to which any other Schedule to this Agreement is expressly referenced if such other Schedule expressly cross-references such Schedule.

     VIII.13 Headings. The headings in this Agreement are for reference only, and shall not affect the interpretation of this Agreement.

     VIII.14 Severability of Provisions. If any provision or any portion of any provision of this Agreement or the application of such provision or any portion thereof to any Person or circumstance, shall be held invalid or unenforceable, the remaining portion of such provision and the remaining provisions of this Agreement or the application of such provision or portion of such provision as is held invalid or unenforceable to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby.

     VIII.15 Arbitration. Any dispute arising under or pursuant to or affecting the subject matter of this Agreement shall be resolved in arbitration in Santa Clara County, California under the arbitration provisions of the California Code of Civil Procedure Sections 1282 through 1284. Any judgment upon the award may be confirmed and entered in any court having jurisdiction thereof. The arbitrator(s) shall be required to, in all determinations, apply California law. Further, the arbitrator(s) are afforded the jurisdiction to provide and order all provisional remedies, including, without limitation, injunctive relief, writs for recovery or possession or such similar relief as may be necessary to protect the interests of either of the parties or their property rights. In the event that it is determined that the arbitrator(s) do not have the jurisdiction to grant those remedies conferred upon them by this provision and requested by the parties, then such remedies shall be reserved to a court of competent jurisdiction. The prevailing party in said arbitration shall be awarded by the arbitrator(s) the costs of arbitration (inclusive of the arbitrator(s)' fees and costs), as allocated by the arbitrator(s). The parties hereto agree to request that in awarding non-injunctive relief the arbitrator shall submit to the parties a formal finding of facts and conclusions of law, no less than one (1) week before the rendering of any final judgment.


     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                               PEN INTERCONNECT, INC.


                               By:   /s/ James S. Pendleton
                               Its:    CEO Pen Interconnect, Inc.

                               TMCI ELECTRONICS, INC.


                               By:    /s/ Rolando Loera
                               Its:    CEO TMCI Electronics, Inc.

                                                                     EXHIBIT 11

                             PEN INTERCONNECT, INC.
                        CALCULATION OF EARNINGS PER SHARE
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995


                                                                 Months                            Fully
                                                    Common      Out-            Primary         Dilutive
                         1996                     Shares       standing          Shares           Shares
--------------------------------------------------------------------------------------------------------

Balance at October 1, 1996                       3,033,407            3       3,033,407        3,033,407

Contingent shares                                   55,568            3              -            55,568
                                                                       --------------- -----------------

Balance at December 31, 1996                                                  3,033,407        3,088,975
                                                                       ================        =========

Earnings for three months ended December 31,                                  $ 429,432        $ 429,432

Earnings per share                                                               $ 0.14           $ 0.14
                                                                       =================================



                                                                 Months                            Fully
                                                    Common      Out-            Primary         Dilutive
                         1995                     Shares       standing          Shares           Shares
--------------------------------------------------------------------------------------------------------

Balance at October 1, 1995                       1,700,000            3       1,700,000        1,700,000

Issued on November 17, 1995                      1,000,000          1.5         500,000          500,000
                                                                       ---------------------------------

Balance at December 31, 1995                                                  2,200,000        2,200,000
                                                                       =================================

Earnings for three months ended December 31,                                  $ 180,296        $ 180,296
                                                                          ==============================

Earnings per share                                                               $ 0.08           $ 0.08
                                                                       =================================
