Form 10QSB
period 1997-03-31
PEN INTERCONNECT INC
filed 1997-05-15
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     March 31, 1997

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

                             Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 12, 1997 the issuer had 3,033,407 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                                                     Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents
                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1            Financial Statements

                  Financial Information                                      3

                  Balance Sheets at
                  March 31, 1997 (unaudited)  and September 30, 1996       4-5

                   Statements of Earnings for the
                  Quarter Ended March 31, 1997 and 1996 and
                  Six month period ended March 31, 1997 and 1996             6

                   Statements of Cash Flows for the six month
                  period ended March 31, 1997 and 1996                     7-9

                  Notes to Financial Statements                          10-14

Item 2            Management's Discussion and Analysis or
                  ---------------------------------------
                  Plan of Operation                                      15-18

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                         19

Item 2            Changes in the Securities                                 19

Item 3            Defaults Upon Senior Securities                           19

Item 4            Submission of Matters to a Vote of Security Holders       19

Item 5            Other Information                                         19

Item 6(a).                                                     Exhibits     19

Item 6(b).                                          Reports on Form 8-K     19

Signatures                                                                  20

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION


     ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

     Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of March 31, 1997 and audited balance sheet as of September 30, 1996 (the Company's most recent fiscal year), unaudited condensed statements of earnings for the quarter ended March 31, 1997 and 1996, and six month period ended March 31, 1997 and 1996, and unaudited condensed statements of cash flows for the six month period ended March 31, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1996. The results of operations for the three and six months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending September 30, 1997.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   March  31         September 30,
                                                                                      1997              1996
                                                                               -------------         -------------
                                                                                (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                   $     51,087          $    169,445
    Receivable (Note C)
        Trade accounts,  less  allowance  for doubtful  accounts of $232,590 and
            $273,852 at March 31, and September 30,
            respectively.                                                          3,969,403             4,259,298
        Current maturities of notes receivable                                       396,716                37,494
    Income tax refund receivable (Note D)                                            320,513               228,241
    Inventories (Notes B and C)                                                    4,497,006             6,198,392
    Prepaid & other assets                                                           617,077               386,494
    Deferred tax asset                                                               260,456               525,800
                                                                               -------------         -------------

                    Total current assets                                          10,112,258            11,805,164


PROPERTY AND EQUIPMENT, AT COST
    (Note C)
        Production equipment                                                       2,455,288             3,010,575
        Furniture and fixtures                                                       775,839               717,821
        Transportation equipment                                                      69,217                49,373
        Leasehold improvements                                                       368,137               354,150
                                                                                 -----------        --------------

                                                                                   3,668,481             4,131,919
        Less accumulated depreciation                                              1,103,383             1,065,205
                                                                                 -----------          ------------

                                                                                   2,565,098             3,066,714
OTHER ASSETS
    Notes receivable, less current maturities                                        594,713                19,630
    Investments (Note D)                                                             400,000                    -
    Goodwill                                                                       1,543,601             1,589,313
    Other                                                                            129,020               176,097
                                                                                ------------         -------------

                                                                                   2,667,334             1,785,040
                                                                                ------------         -------------

                                                                                 $15,344,690           $16,656,918
                                                                                ============         =============

The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   March 31,          September 30,
                                                                                      1997              1996
                                                                               -------------         -------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
    Line of credit (Note C)                                                      $ 3,513,943            $4,969,864
    Bridge loan (Note D)                                                             700,000                    -
    Current maturities of long-term obligations                                       45,000                19,265
    Current maturities of capital leases                                              57,433                59,878
    Accounts payable                                                               1,996,557             2,954,601
    Accrued liabilities                                                              372,951               611,739
    Income taxes payable                                                             361,600                    -
                                                                               -------------         -------------
                    Total current liabilities                                      7,047,484             8,615,347

LONG-TERM OBLIGATIONS, less current
    maturities                                                                        57,523                96,758

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                                                        99,635               150,382

DEFERRED INCOME TAXES                                                                 40,000               225,800
                                                                                 -----------           -----------

                    Total liabilities                                              7,244,642             9,088,287


STOCKHOLDERS' EQUITY (Notes A and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        3,033,407 shares at March 31 and
        September 30,  respectively.                                                  30,334                30,334
    Additional paid-in capital                                                     7,431,669             7,431,669
    Retained earnings                                                                638,045               106,628
                                                                                ------------           -----------

                    Total stockholders' equity                                     8,100,048             7,568,631
                                                                                 -----------           -----------

                                                                                 $15,344,690           $16,656,918
                                                                                 ===========           ===========

The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                            Three months ended March 31,             Six months ended March 31,
                                                            1997                 1996            1997               1996
                                                           ------------     -----------         ------------       -----------
Net sales                                                  $  5,482,251     $ 5,442,143         $ 10,740,637      $ 10,012,456
Cost of sales                                                 4,471,980       4,596,168            8,829,116         8,159,524
                                                           ------------     -----------         ------------       -----------

            Gross profit                                      1,010,271         845,975            1,911,521         1,852,932

Operating expenses
    Sales and marketing                                         262,793         327,296              465,112           591,603
    Research and development                                    (4,939)          42,732               40,369            42,732
    General and administrative                                  390,793         227,184              725,151           502,307
    Depreciation and amortization                                96,389          46,662              188,678            85,662
                                                           ------------     -----------         ------------       -----------

            Total operating expenses                            745,036         643,874            1,419,310         1,222,304
                                                           ------------     -----------         ------------       -----------

            Operating income                                    265,235          202,101             492,211           630,628

Other income (expense)
    Interest expense                                           (128,613)         (89,868)           (268,776)         (204,230)
    Gain on sale of division (Note A)                                -                 -             611,912                 -
    Other income (expense)                                       41,414            1,051              57,672           (16,978)
                                                           ------------     ------------         -----------       -----------

            Total other income (expense)                        (87,199)         (88,817)            400,808          (221,208)
                                                           ------------     ------------         -----------       -----------

Earning before income taxes                                     178,036          113,284             893,019           409,420

Provision for income taxes                                       76,049           41,600             361,600           157,440
                                                          -------------     ------------         -----------       -----------

Net earnings                                              $     101,987     $     71,684         $   531,419       $   251,980
                                                          =============     ============         ===========       ===========

Earnings  per common share                                $        0.03     $       0.03         $      0.18       $      0.10
                                                          =============     ============         ===========       ===========
Weighted average common
    shares outstanding                                        3,033,407        2,700,000           3,033,407         2,450,000
                                                          =============     ============         ===========       ===========

The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                         For six months ended March 31,

                                   (Unaudited)

                                                                                   1997                1996
                                                                             ---------------        ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings                                                          $      531,419        $      251,980
        Adjustments to reconcile net earnings to net
            cash used in operating activities
               Depreciation and amortization                                         188,678                85,662
               Bad debts                                                             (22,807)               9,201
               Gain on sale of division                                             (611,912)                   -
               Deferred taxes                                                         79,544                    -
               Changes in assets and liabilities
                    Trade accounts receivable                                       (367,718)           (1,102,020)
                    Inventories                                                       57,050            (1,147,571)
                    Prepaid expenses and other assets                               (249,298)             (209,306)
                    Deferred offering costs                                               -                294,158
                    Accounts payable                                                (680,615)              350,903
                    Accrued liabilities                                             (203,414)              109,013
                    Income taxes                                                     269,328              (285,348)
                                                                             ---------------        ---------------

                        Total adjustments                                         (1,541,164)           (1,895,308)
                                                                             ---------------        ---------------

                        Net cash used in
                        operating activities                                      (1,009,745)           (1,643,328)
                                                                             ----------------       --------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (274,210)             (457,253)
        Proceeds from sale of division                                             2,000,000                     -
        Issuance of notes receivable                                                 (34,305)              (12,647)
        Collections on notes receivable                                                   -                  8,195
                                                                             ---------------         -------------

                        Net cash (used in) or provided
                        by investing activities                                    1,691,485              (461,705)
                                                                             ---------------          ------------

                                   (Continued)

                             Pen Interconnect, Inc.

                       For the six months ended March 31,

                                                                                   1997                  1996
                                                                             ---------------        ---------------

    Cash flows from financing activities
        Principal payments on notes payable                                               -             (1,600,000)
        Net change in line of credit                                              (1,455,921)              335,701
        Proceeds from bridge loan                                                    700,000                    -
        Principal payments on long-term obligations                                  (44,177)             (235,264)
        Proceeds from sale of common stock                                                -              4,806,893
                                                                             ---------------         -------------

                        Net cash (used in) or provided
                        by financing activities                                     (800,098)            3,307,330
                                                                             ----------------        -------------

                        Net increase (decrease) in cash
                            and cash equivalents                                    (118,358)            1,202,297

Cash and cash equivalents at beginning of period                                     169,445               376,488
                                                                             ---------------         -------------

Cash and cash equivalents at end of period                                   $        51,087         $   1,578,785
                                                                             ===============         =============

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                                             $        272,477        $    199,628
        Income taxes                                                                        -             442,788


                                   (Continued)

                             Pen Interconnect, Inc.

                For the six months ended March 31, 1997 and 1996

Non-cash investing and financing activities

Effective November 1, 1996, the Company sold substantially all assets and certain liabilities of the San Jose Division for $2 million cash and other consideration. Assets and liabilities sold were as follows:

       Accounts receivable                                                                    $680,420
       Inventories                                                                           1,644,336
       Prepaid expenses                                                                         34,177
       Other assets                                                                             26,099
       Property and equipment                                                                  638,373
       Accounts payable                                                                       (277,429)
       Accrued liabilities                                                                     (35,373)
       Capital leases                                                                          (22,515)
                                                                                     ------------------

       Net assets sold                                                                       2,688,088

       Less non cash consideration received
               Notes                                         900,000
               Stock                                         400,000
                                                         -----------
                                                                                             1,300,000

       Cash consideration                                                                    2,000,000
                                                                                     ------------------

       Gain on sale of division                                                       $        611,912
                                                                                      ================


Effective  January 1, 1996, the Company acquired selected net assets of Overland
Communications   (MOTO-  SAT).  Assets  acquired  and  liabilities   assumed  in
conjunction with this acquisition were as follows:

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

Effective January 1, 1996, the Company acquired the assets of Overland Communication, Inc. d.b.a. MOTO-SAT by assuming that company's debt and offering future stock distributions contingent upon achievement of performance milestones. MOTO-SAT is a manufacturer of high-end satellite television systems for recreational vehicles. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities have been recorded at their fair value at the date of acquisition. The results of operations of the acquired business have been included in the financial statements since the effective date of the acquisition.

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



                                   (Continued)

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS AND DISPOSITION OF ASSETS - CONTINUED

The $900,000 in promissory notes are comprised of two promissory notes in the amounts of $400,000 and $500,000, respectively. The $400,000 promissory note bears interest at one-half of one percent above the prime rate and is to be fully amortized and paid monthly over a 24 month period. The $500,000 promissory note bears interest at the rate of one-half of one percent above the prime rate, is amortized over a 48 month period and is payable monthly with the entire balance coming due on October 31, 1999. As of March 31, 1997 no payments have been made under the terms of these notes. See Part II item 1.

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

2. Division Earnings. Pen has the right to receive up to 80,503 shares of TMCI common shares or cash equivalent at the option of TMCI contingent upon the earnings of the Division. To the extent the earnings of the Division, determined before interest, income taxes and corporate overhead allocations, exceed $800,000 in any one year, Pen shall be entitled to receive such excess on a dollar for dollar basis in the form of TMCI common shares valued at $7.4532 per share until Pen has received up to $600,000 in the aggregate worth of TMCI common stock or 80,503 shares or cash equivalent at the option of TMCI. Pen has the right to earn these shares during the calendar years 1997 through 2000. Based on the historical earnings if the transaction had occurred in March 1995 (the date the Division was purchased) the earnout amount would have been approximately $600,000 at June 30, 1996. However, the actual earnout amount may vary based on future earnings of the Division and the timing of such earnings.

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

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS AND DISPOSITION OF ASSETS - CONTINUED

The results of operations include zero and one month of operations for the three and six month period ended March 31, 1997, respectively and three and six months of operations for three and six months ended March 31, 1996, respectively. The balance sheet excludes the Division as of March 31, 1997 and includes it as of September 30, 1996.

Pro forma data. The following unaudited pro forma summary represents the results of operations as if the disposition of the San Jose Division had occurred on October 1, 1994, and do not purport to be indicative of what would have occurred had the transactions been made as of October 1, 1994, or of results which may occur in the future. The pro forma weighted shares is reported as if outstanding at the beginning of the period.

                                   Three months ended March 31,   Six months ended March 31,
                                             (amounts  in thousands, except share data)
                                        1997           1996           1997          1996
                                        ----           ----           ----          ----
Net sales                            $ 5,196        $ 3,297       $ 10,455       $ 5,991
Operating income (loss)                  248          (269)            475         (305)
Net earnings (loss)                      101           (64)            530          (33)
Earnings (loss) per share               0.03         (0.02)           0.17        (0.01)
Weighted shares outstanding        3,033,407      3,033,407      3,033,407     3,033,407


NOTE B - INVENTORIES

Inventories consist of the following:

                                       March 31,                  September 30,
                                         1997                         1996
                                    --------------               ---------------
Raw materials                       $    2,723,499               $     3,780,800
Work-in-process                          1,732,616                     1,830,891
Finished goods                              40,891                       586,701
                                    --------------               ---------------

                                    $    4,497,006               $     6,198,392
                                    --------------               ---------------

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C - CREDIT FACILITY

On April 8, 1996, the Company completed a new 3 year financing agreement with a bank for a $6 million revolving line of credit with interest at one-half (.5) percent over the prime rate. The line of credit is collateralized by accounts receivable, inventory, property and equipment. This agreement requires that the Company maintain certain financial ratios and meet specified minimum levels of total assets, earnings and restrictions on the payments of dividends. Because the Company did not comply with certain of these requirements, the bank exercised its right to increase the interest rate to 2.5% over prime (10.75% at March 31 1997, and September 30, 1996) until such time as these requirements are met. This new line of credit replaced the previous $3,000,000 revolving line of credit. The Company has borrowed $3,513,943 and $4,969,864 under the new line of credit at March 31, 1997 and September 30, 1996, respectively (the Company still has $2,486,057 available under the line at March 31, 1997). As a result of the Company's failure to meet these requirements the Company was in default under the loan agreement. The lender has waived these defaults as of September 30, 1996.


NOTE D - BRIDGE LOAN

During the quarter ended March 31, 1997, certain investors, in connection with a private placement, loaned the Company $700,000. The loan was secured by the income tax refund and a the TMCI stock received by the Company associated with the sale of the San Jose Division and bears interest at 8% per annum. The loans are due and payable in a 180 days from the date issued.


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

                                   (Continued)
                                       13

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE E - STOCK TRANSACTIONS

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


Shares issued in Acquisition

As discussed in Note A, the Company issued 333,407 shares of common stock in connection with an acquisition in May 1996. In addition, the Company agreed to issue an additional 55,568 shares of common stock ("Contingent Stock") to The Cerplex Group, Inc. based on collections of amounts over 90 days in the accounts receivable. The Contingent shares were not included in the weighted average shares outstanding as they were not issued at March 31, 1997 and would not materially change the earnings per share calculation.

                                     PART I



                                     ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATIONS


The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six month periodS ending March 31, 1997 and 1996. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1996.

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

Results of Operations

Effective April 1, 1996, the Company acquired the net assets InCirT Technology (InCirT), which has been accounted for as a purchase. The statement of earnings data for the three and six months ended March 31, 1997 includes the results of operations for this division.

Effective January 1, 1996, the Company acquired the net assets of MOTO-SAT which has been accounted for as a purchase. The statement of earnings data for the three and six months ended March 31, 1997 includes the results of operations for this division.

Effective March 24, 1995, The Company acquired the net assets of QIS which has been accounted for as a purchase. This division was sold on November 1, 1996 (see Note A - to Financial Statements). Therefore, the statement of earnings data include the results of operations for only one month in the six months ended March 31, 1997 and for the three and six months ended March 31, 1996.

Net sales. Net sales for the Company increased approximately 1% and 7% for the three and six month periods ended March 31, 1997 as compared to the same periods in the prior year respectively. These increases principally resulted from the inclusion of the recent acquisitions of the InCirT Division and the MOTO-SAT Division which were offset by the loss of revenue from the sold division. There have been no material increases in prices of any of the Company's products between the periods and the Company anticipates that prices will remain subject to competitive pressures in the foreseeable future which may prohibit a significant price increase.

Cost of sales. Cost of sales as a percentage of net sales have decreased to approximately 81% for the three months ended March 31, 1997, as compared to 84% for the same period in the prior year. Cost of sales as a percentage of net sales have increased slightly to approximately to 82%, for the six month period ended March 31, 1997, as compared to 81% for the same period in the prior year. This slight decrease in costs for the current quarter resulted primarily from improved cost controls.

Operating expenses. Operating expenses in total as a percent of net sales have increased to approximately 14% and 13% for the three and six month periods in 1997, respectively as compared to approximately 12% in both the prior year periods. These increases resulted from, the Company adding research and development costs with its recent acquisitions and an increase in depreciation and amortization due to machinery and equipment purchases and the recording of goodwill.

Other income and expenses. Other income and expenses (not including the gain on the sale of the San Jose Division) have remained constant at approximately 1.6% and 2.2% for the three and six months ended March 31, 1997, compared to approximately 1.6% and 2% for the same periods in the prior year. The Company also sold its San Jose Division as of November 1, 1996 which resulted in a current gain of approximately $612,000. This Division was profitable in the prior year but was not producing to the same level of sales and profits in the current year.

Net earnings and earnings per share. Net earnings for the three months ended March 31, 1997 totaled $101,987 or $0.03 per share, compared with $71,684 or $0.03 per share for the same quarter in the prior year. For the six months ended March 31, 1997 net earnings totaled $531,419 or $0.18 per share compared with $251,980 or $0.10 per share for the same period in the prior year. This significant increase in the six month period resulted from a gain on the sale of a division of approximately $367,000 (after tax) or $0.12 per share and income from operations of approximately $164,000 or $0.06 per share. These current per share amounts occurred despite increasing the weighted shares outstanding by more than 638,900 shares in the current six month period compared to the same period in the prior year.

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

Working capital was approximately $3.1 million at March 31, 1997 compared to approximately $3.2 million despite the sale of the San Jose Division in November of 1996. The current ratio has remained consistant at about 1.4 to 1 at March 31, 1997 and at September 30, 1996.

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

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings.

     On February 14, 1997, Touche and TMCI filed a demand for arbitration in California alleging that, in connection with the sale of the San Jose Division, (the division) (1) the Company overstated the value of the Division's inventory, (2) the Division's vendors have refused to deal with Touche and TMCI, and (3) the Company failed to disclose certain accounts payable. The Company is vigorously contesting those allegations in the arbitration.

     On April 8, 1997, the Company filed a complaint against TMCI, Touche and an individual in the Superior Court of the State of California, in and for the County of Santa Clara, with respect to the defaulted Notes (the "Complaint"). In the Complaint, the Company made claims against TMCI, Touche and the other defendants for, amounts other things, breach of contract, fraud, conversion and claim and delivery. The Company has also filed motions in the lawsuit for writs of attachment and possession and has requested an order allowing the Company to attach the equipment and other assets acquired by TMCI and Touche in the sale of the Division. Hearings on those motions are set currently for May 29, 1997.

Item 2.     Changes in the Securities.  None.

Item 3.     Defaults Upon Senior Securities.  None.

Item 4.     Submission of Matters to a Vote of Security Holders.
                None during the quarter.

Item 5.     Other Information.   None

Item 6.     Exhibits and Reports on Form 8-K.

A:   Reports on Form 8-K
                  No 8-K's were issued during the quarter ended March 31, 1997.

B.       Exhibits
         11  Calculation of earnings per share.
         27  Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PEN INTERCONNECT, INC.

                                 By:  /s/ James S. Pendleton
                                 James S. Pendleton,
                                Chairman, CEO and  Director


                                By: /s/ Wayne R. Wright
                                 Wayne R. Wright,
                                 Vice-Chairman, CFO,
                                  Principal Accounting
                                 Officer and Director

                                                                    EXHIBIT 11

                             PEN INTERCONNECT, INC.
                        CALCULATION OF EARNINGS PER SHARE
                       FOR THE THREE AND SIX MONTHS ENDED
                             MARCH 31, 1997 AND 1996

                                                                 Months                Weighted
                                                    Common      Out-                    Average
                         1997                     Shares       standing                  Shares
--------------------------------------------------------------------------------------------------------
Balance at October 1, 1996                       3,033,407            6               3,033,407
                                                                                      ---------

Balance at March 31, 1997                                                             3,033,407
                                                                                      =========

Earnings for six months ended March 31,1997                                            $531,419
                                                                                       ========

Earnings per share                                                                       $ 0.18
                                                                                         ======

                                                                 Months                Weighted
                                                    Common      Out-                    Average
                         1997                     Shares       standing                  Shares
-------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                       3,033,407            3                3,033,407
                                                                                       ---------

Balance at March 31, 1997                                                              3,033,407
                                                                                       =========

Earnings for six months ended March 31, 1997                                           $ 101,987
                                                                                       =========

Earnings per share                                                                        $ 0.03
                                                                                       =========

                                                                 Months                Weighted
                                                    Common      Out-                    Average
                         1996                     Shares       standing                  Shares
--------------------------------------------------------------------------------------------------------
Balance at October 1, 1995                       1,700,000            6                1,700,000
Issued shares November 17 1995                   1,000,000          4.5                  750,000
                                                                                       ---------

Balance at March 31, 1996                                                              2,450,000
                                                                                       =========

Earnings for six months ended March 31,1996                                             $251,980
                                                                                        ========

Earnings per share                                                                        $ 0.10
                                                                                          ======


                                                                 Months               Weighted
                                                    Common      Out-                   Average
                         1996                     Shares       standing                 Shares
--------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                       2,700,000            3                2,700,000
                                                                                       ---------

Balance at March 31, 1996                                                              2,700,000
                                                                                       =========

Earnings for six months ended March 31, 1996                                           $ 71,684
                                                                                       ==========

Earnings per share                                                                       $ 0.03
                                                                                       ==========