Form 10QSB
period 1997-06-30
PEN INTERCONNECT INC
filed 1997-08-20
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     June 30, 1997

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT
         For the transition period from                  to                .

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

            UTAH                                         87-0430260
 (State or other jurisdiction of            (I.R.S. Employer Identification No)
 incorporation or organization)

                 2351 South 2300 West, Salt Lake City, UT 84119
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 973-6090
                           (Issuer's telephone number)

                                      N/A .

(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes X No .

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                     Yes No .

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 15, 1997 the issuer had 3,238,975 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                                                    Yes No X .

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                  Financial Information                                      3

                  Balance Sheets at
                  June 30, 1997 (unaudited)  and September 30, 1996        4-5

                   Statements of Earnings for the
                  Quarter Ended June 30, 1997 and 1996 and
                  Nine month period ended June 30, 1997 and 1996             6

                   Statements of Cash Flows for the nine month
                  period ended June 30, 1997 and 1996                     7-10

                  Notes to Financial Statements                          11-15

Item 2            Management's Discussion and Analysis or
                  ---------------------------------------
                  Plan of Operation                                      16-18
                  -----------------

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                         19

Item 2            Changes in the Securities                                 19

Item 3            Defaults Upon Senior Securities                           19

Item 4            Submission of Matters to a Vote of Security Holders       19

Item 5            Other Information                                         19

Item 6(a).        Exhibits                                                  19

Item 6(b).        Reports on Form 8-K                                       19

Signatures                                                                  20

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

     Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of June 30, 1997 and audited balance sheet as of September 30, 1996 (the Company's most recent fiscal year), unaudited condensed statements of earnings for the quarter ended June 30, 1997 and 1996, and nine month period ended June 30, 1997 and 1996, and unaudited condensed statements of cash flows for the nine month period ended June 30, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1996. The results of operations for the three and nine months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending September 30, 1997.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                     June 30             September 30
                                                                                      1997                   1996
                                                                                 ---------------         ------------
                                                                                   (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                    $       15,128          $    169,445
    Receivable (Note C)
        Trade accounts,  less  allowance  for doubtful  accounts of $236,083 and
            $273,852 at June 30, and September 30,
            respectively.                                                             3,003,295             4,259,298
        Current maturities of notes receivable                                          394,811                37,494
    Income tax refund receivable (Note D)                                               306,693               228,241
    Inventories (Notes B and C)                                                       4,575,543             6,198,392
    Prepaid & other assets                                                              715,718               386,494
    Deferred tax asset                                                                  209,000               525,800
                                                                                  -------------         -------------

                    Total current assets                                              9,220,188            11,805,164


PROPERTY AND EQUIPMENT, AT COST
    (Note C)
        Production equipment                                                          2,441,263             3,010,575
        Furniture and fixtures                                                          776,973               717,821
        Transportation equipment                                                         69,217                49,373
        Leasehold improvements                                                          368,137               354,150
                                                                                  -------------        --------------

                                                                                      3,655,590             4,131,919
        Less accumulated depreciation                                                 1,175,917             1,065,205
                                                                                  -------------        --------------

                                                                                      2,479,673              3,066,714
OTHER ASSETS
    Notes receivable, less current maturities                                           597,748                 19,630
    Investments (Note D)                                                                400,000                     -
    Trademarks, designs & other intangibles                                             622,214                     -
    Goodwill                                                                          1,591,290              1,589,313
    Other                                                                               174,021                176,097
                                                                                  -------------         --------------

                                                                                      3,385,273              1,785,040
                                                                                  -------------         --------------

                                                                                  $  15,085,134         $   16,656,918
                                                                                  =============         ==============


The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      June 30              September 30
                                                                                      1997                      1996    .
                                                                                ----------------          ---------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
    Line of credit (Note C)                                                      $ 2,960,000            $4,969,864
    Bridge loan (Note D)                                                           1,000,000                    -
    Current maturities of long-term obligations                                       46,500                19,265
    Current maturities of capital leases                                              53,435                59,878
    Accounts payable                                                               2,026,721             2,954,601
    Accrued liabilities                                                              577,124               611,739
    Income taxes payable                                                             111,644                    -
                                                                              --------------       ---------------

                    Total current liabilities                                      6,775,424             8,615,347

LONG-TERM OBLIGATIONS, less current
    maturities                                                                        83,721                96,758

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                                                        75,466               150,382

DEFERRED INCOME TAXES                                                                 40,000               225,800
                                                                                 -----------       ---------------

                    Total liabilities                                              6,974,611             9,088,287


STOCKHOLDERS' EQUITY (Notes A and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        3,238,975 shares at June 30 and
        3,003,407 shares at September 30,  respectively.                              32,390                30,334
    Additional paid-in capital                                                     7,737,965             7,431,669
    Retained earnings                                                                340,168               106,628
                                                                                ------------           -----------

                    Total stockholders' equity                                     8,110,523             7,568,631
                                                                                 -----------           -----------

                                                                                 $15,085,134           $16,656,918
                                                                                 ===========           ===========

The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                             STATEMENTS OF EARNINGS
                                   (unaudited)

                                                            Three months ended June 30,             Nine months ended June 30
                                                               1997             1996               1997              1996
                                                           ------------     ------------      ------------      ------------
Net sales                                                  $  4,479,882     $  8,582,794      $ 15,220,519      $ 18,595,250
Cost of sales                                                 4,083,240        7,446,724        12,912,356        15,606,248
                                                           ------------     ------------      ------------      ------------


            Gross profit                                        396,642        1,136,070         2,308,163         2,989,002

Operating expenses
    Sales and marketing                                         230,040          322,570           695,152           914,173
    Research and development                                     60,914               -            101,283                 -
    General and administrative                                  390,479          582,661         1,115,630         1,127,700
    Depreciation and amortization                                96,347           80,667           285,025           166,329
                                                           ------------     ------------      ------------      ------------

            Total operating expenses                            777,780          985,898         2,197,090         2,208,202
                                                           ------------     ------------      ------------      ------------

            Operating income (loss)                           (381,138)          150,172           111,073           780,800

Other income (expense)
    Interest expense                                          (134,763)         (92,354)          (403,539)         (296,584)
    Gain (loss) on sale of division (Note A)                        -                  -           611,912                 -
    Other income (expense) net                                   19,522           23,759            77,194             6,781
                                                           ------------     ------------      ------------      ------------

            Total other income (expense)                      (115,241)         (68,595)           285,567          (289,803)
                                                           ------------     ------------      ------------      ------------

Earning (loss) before income taxes                            (496,379)           81,577           396,640           490,997

Provision (benefit)for income taxes                           (198,500)           35,422           163,100           192,862
                                                           ------------     ------------      ------------      ------------

Net earnings (loss)                                        $  (297,879)     $     46,155      $    233,540      $    298,135
                                                           ============     ============      ============      ============

Earnings (loss) per common share                           $     (0.09)     $       0.02      $       0.08      $       0.11
                                                           ============     ============      ============      ============
Weighted average common
    shares outstanding                                        3,238,975        3,033,407         3,101,930         2,644,469
                                                           ============     ============      ============      ============




The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                          For nine months ended June 30

                                   (Unaudited)

                                                                                   1997                  1996
                                                                            ------------------     ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings                                                          $      233,540        $      298,135
        Adjustments to reconcile net earnings to net
            cash used in operating activities
               Depreciation and amortization                                         285,025               166,329
               Bad debts                                                             (19,314)                  649
               Gain on sale of division                                             (611,912)                   -
               Deferred taxes                                                        131,000              (215,089)
               Changes in assets and liabilities
                    Trade accounts receivable                                        615,329              (119,440)
                    Inventories                                                      (15,587)             (418,506)
                    Prepaid expenses and other assets                               (369,942)             (337,023)
                    Deferred offering costs                                               -                294,158
                    Accounts payable                                                (703,410)           (1,239,585)
                    Accrued liabilities                                             (627,103)              707,537
                    Income taxes                                                      33,192              (158,267)
                                                                             ---------------        ---------------

                        Total adjustments                                         (1,282,722)           (1,319,237)
                                                                           -----------------        ---------------

                        Net cash used in
                        operating activities                                      (1,049,182)           (1,021,102)
                                                                             ----------------       --------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (207,994)             (649,776)
        Acquisition of net assets                                                                       (3,500,000)
        Proceeds from sale of division                                            2,000,000                     -
        Issuance of notes receivable                                                 (35,435)              (14,254)
        Collections on notes receivable                                                   -                 15,331
                                                                            ----------------        --------------

                        Net cash (used in) or provided
                        by investing activities                                    1,756,571            (4,148,699)
                                                                              --------------        --------------

     (Continued)

                             Pen Interconnect, Inc.

                        For the nine months ended June 30


                                                                                   1997                  1996
                                                                            -------------------   ----------------

    Cash flows from financing activities
        Principal payments on notes payable                                               -             (1,600,000)
        Net change in line of credit                                              (2,009,864)            2,296,044
        Proceeds from bridge loan                                                  1,000,000                    -
        Principal payments on long-term obligations                                  (76,842)             (527,723)
        Proceeds from sale of common stock and warrants                              225,000             4,707,802
                                                                           -----------------       ---------------

                        Net cash (used in) or provided
                        by financing activities                                     (861,706)            4,876,123
                                                                                -------------        -------------

                        Net increase (decrease) in cash
                            and cash equivalents                                    (154,317)             (293,678)

Cash and cash equivalents at beginning of period                                     169,445               376,488
                                                                            ----------------       ---------------

Cash and cash equivalents at end of period                                   $        15,128             $  82,810
                                                                             ===============             =========

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                                            $        390,157           $   351,294
        Income taxes                                                                      -                521,038

     (Continued)

                             Pen Interconnect, Inc.

                For the nine months ended June 30, 1997 and 1996

Non-cash investing and financing activities
-------------------------------------------
Effective November 1, 1996, the Company sold substantially all assets and certain liabilities of the San Jose Division for $2 million cash and other consideration. Assets and liabilities sold were as follows:

       Accounts receivable                                            $680,420
       Inventories                                                   1,644,336
       Prepaid expenses                                                 34,177
       Other assets                                                     26,099
       Property and equipment                                          638,373
       Accounts payable                                               (277,429)
       Accrued liabilities                                             (35,373)
       Capital leases                                                  (22,515)
                                                             ------------------

       Net assets sold                                               2,688,088

       Less non cash consideration received
               Notes                                  900,000
               Stock                                  400,000
                                                                     1,300,000

       Cash consideration                                            2,000,000
                                                             ------------------

       Gain on sale of division                              $         611,912
                                                             =================

Acquisition of businesses
-------------------------
During May 1996, the Company acquired substantially all assets and assumed certain liabilities and the operations of InCirT Technology, a division of the Cerplex Group, Inc. for $3.5 million in cash and 333,407 shares of stock. Assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

       Accounts receivable (net)                                $  3,463,186
       Inventories                                                 3,311,416
       Prepaid expenses                                                5,436
       Property and equipment                                        705,899
       Other assets                                                   30,424
       Accounts payable                                           (3,563,436)
       Accrued liabilities                                           (33,906)
                                                            -----------------
           Net Assets Acquired                                  $  3,919,019

       Excess purchase price over net assets
           acquired allocated to goodwill                          1,380,981
                                                            ================

       Purchase price                                           $  5,300,000
       Less Stock issued                                           1,800,000
                                                            ----------------

       Total cash paid                                          $  3,500,000
                                                           =================
                                        9

                             Pen Interconnect, Inc.

                For the nine months ended June 30, 1997 and 1996


Effective  January 1, 1996, the Company acquired selected net assets of Overland
Communications   (MOTO-SAT).  Assets  acquired  and  liabilities   assumed  in
conjunction with this acquisition were as follows:

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
                                                                    ============

       Excess purchase price over net assets acquired resulted in recognition of goodwill



Effective April 1, 1997, the Company acquired the net assets of Powerstream Technology, Inc. (Powerstream). Assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

       Accounts receivable (net)                                  $    20,432
       Inventories (net)                                                5,900
       Prepaid and other assets                                           603
       Furniture and equipment                                         53,325
       Accounts payable                                               (52,959)
       Accrued liabilities                                           (402,861)
       Long term obligations                                          (32,198)
                                                                  ------------
       Net liabilities assumed                                       (407,758)

       Plus stock issued                                              225,000
                                                                  ------------
       Excess purchase price over net assets acquired
          resulted in recognition of goodwill                       $ 632,758
                                                                    =========









The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS AND DISPOSITION OF ASSETS

Effective April 1, 1997, the Company acquired the assets of Powerstream Technology, Inc. (Powerstream) by issuing 150,000 shares of common stock. Powerstream is a research and development company specializing in power recharging devices and powersupply products.. This transaction was accounted for using the purchase method of accounting; accordingly the purchased assets and liabilities have been recorded at their fair value at the date of acquisition. The results of operations of the acquired business have been included in the financial statements since the effective date of the acquisition.

Effective April 1, 1996, the Company entered into an agreement to acquire substantially all assets and assumed certain liabilities and the operations of InCirT Technology, a division of the Cerplex Group, Inc. for $5.3 million comprised of $3.5 million in cash and 333,407 shares of common stock. In addition, the Company agreed to deliver to Cerplex .09261 shares of its common stock for every dollar of past due over 90 days accounts receivable of InCirt Technology collected by the Company during the first 180 days after the date of the acquisition closing up to a maximum of 55,568 shares of common stock. These additional shares were issued in June 1997. This transaction was accounted for using the purchase method of accounting. The results of operations of the acquired business have been included in the financial statements since the effective date of the acquisition.

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








                                   (Continued)

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS AND DISPOSITION OF ASSETS - CONTINUED

The $900,000 in promissory notes are comprised of two promissory notes in the amounts of $400,000 and $500,000, respectively. The $400,000 promissory note bears interest at one-half of one percent above the prime rate and is to be fully amortized and paid monthly over a 24 month period. The $500,000 promissory note bears interest at the rate of one-half of one percent above the prime rate, is amortized over a 48 month period and is payable monthly with the entire balance coming due on October 31, 1999. As of June 30, 1997 no payments have been made under the terms of these notes. See Part II item 1.

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



                                   (Continued)
                                       12

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS AND DISPOSITION OF ASSETS - CONTINUED

The results of operations include zero and one month of operations for the three and nine month period ended June 30, 1997, respectively and three and nine months of operations for three and nine months ended June 30, 1996, respectively. The balance sheet excludes the Division as of June 30, 1997 and includes it as of September 30, 1996.

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

                                   Three months ended June 30,            Nine month ended June 30,
                                               (amounts in thousands, except share data)
                                        1997               1996                 1997              1996
                                        ----               ----                 ----              ----
Net sales                            $ 4,480            $ 6,888             $ 14,935          $ 12,879
Operating income (loss)                (381)              (177)                   50             (482)
Net earnings (loss)                    (298)                (7)                (380)              (40)
Earnings (loss) per share             (0.09)             (0.00)               (0.12)            (0.01)
Weighted shares outstanding        3,238,975          3,238,975            3,238,975         3,238,975

NOTE B - INVENTORIES

Inventories consist of the following:
                                        June 30                September 30,
                                       1997                        1996

Raw materials                      $2,734,673                   $ 3,780,800
Work-in-process                     1,695,423                     1,830,891
Finished goods                        145,447                       586,701
                              ---------------               ---------------

                                  $ 4,575,543                  $  6,198,392
                                 -----------                   ------------

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE C - CREDIT FACILITY

On April 8, 1996, the Company completed a new 3 year financing agreement with a bank for a $6 million revolving line of credit with interest at one-half (.5) percent over the prime rate. The line of credit is collateralized by accounts receivable, inventory, property and equipment. This agreement requires that the Company maintain certain financial ratios and meet specified minimum levels of total assets, earnings and restrictions on the payments of dividends. Because the Company did not comply with certain of these requirements, the bank exercised its right to increase the interest rate to 2.5% over prime (10.5 % at June 30, 1997, and September 30, 1996) until such time as these requirements are met. This new line of credit replaced the previous $3,000,000 revolving line of credit. The Company has borrowed $2,960,000 and $4,969,864 under the new line of credit at June 30, 1997 and September 30, 1996, respectively (the Company still has $3,040,000 available under the line at June 30, 1997). As a result of the Company's failure to meet these requirements the Company was in default under the loan agreement. The lender has waived these defaults as of September 30, 1996. The requirements are reviewed on an annual basis.


NOTE D - BRIDGE LOAN

During the six months ended June 30, 1997, certain investors, in connection with a private placement, loaned the Company $1,000,000. The loan was secured by the income tax refund and the TMCI stock received by the Company associated with the sale of the San Jose Division and bears interest at 8% per annum. The loans are due and payable in 180 days from the date issued.


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


                                   (Continued)
                                       14

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


Shares issued in Acquisition

As discussed in Note A, the Company issued 333,407 shares of common stock in connection with an acquisition in May 1996. In addition, the Company agreed to issue an additional 55,568 shares of common stock ("Contingent Stock") to The Cerplex Group, Inc. based on collections of amounts over 90 days in the accounts receivable. The Contingent shares were issued in June 1997 and were included in the weighted average shares outstanding.

As discussed in Note A, the Company has committed to issue 150,000 shares of common stock in connection with an acquisition in April 1997. These shares were not issued before June 1997 but were included as if issued in the financial statements and were therefore included in the weighted average shares outstanding.

                                     PART I



                                     ITEM 2.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                  OF OPERATIONS


The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine month periods ending June 30, 1997 and 1996. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1996.

General

The Company develops and produces on a turnkey basis interconnection solutions for original equipment manufacturers ("OEMs") in the computer, computer peripheral and other computer related industries such as the telecommunications, instrumentation and testing equipment industries. The Company's products connect electronic equipment, such as computers, to various external devices (such as video screens, printers, external disk drives, modems, telephone jacks, peripheral interfaces and networks) and connect devices within the equipment (such as power supplies, computer hard drives and PC cards). Most of the Company's sales consist of custom cable interconnections developed in close collaboration with its customers. The Company's customers include OEMs of computers including mainframes, desktops, portables, laptops, notebooks, pens and palmtops as well as OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, instrumentation and testing equipment. The InCirT Division is engaged in the electronic manufacturing services industry
(EMSI), and provides sophisticated ISO 9002-certified assembly and testing services for complex printed circuit boards and subsystems. In addition, the Company's MOTO-SAT Division is a manufacturer of satellite receiving systems for recreational vehicles. Powerstream was purchased on April 1, 1997 and is a battery charger and power supply developer and sales company.


Results of Operations

Effective April 1, 1997, the Company acquired the net assets of Powerstream Technology, Inc. (Powerstream), which has been accounted for as a purchase. The statement of earnings data for the three and nine months ended June 30, 1997 includes the results of operations for this division.

Effective April 1, 1996, the Company acquired the net assets of InCirT Technology (InCirT), which has been accounted for as a purchase. The statement of earnings data for the three and nine months ended June 30, 1997 includes the results of operations for this division.

Effective January 1, 1996, the Company acquired the net assets of MOTO-SAT which has been accounted for as a purchase. The statement of earnings data for the three and nine months ended June 30, 1997 and 1996 includes the results of operations for this division from the purchase date.

Effective March 24, 1995, The Company acquired the net assets of QIS which has been accounted for as a purchase. This division was sold on November 1, 1996 (see Note A - to Financial Statements). Therefore, the statement of earnings data include the results of operations for only one month in the nine months ended June 30, 1997 and for the three and nine months ended June 30, 1996.

Net sales

Net sales for the Company decreased approximately 48% and 18% for the three and nine month periods ended June 30, 1997 as compared to the same periods in the prior year, respectively. These decreases principally resulted from the exclusion of the San Jose division which was sold on November 1, 1996, and the Salt Lake City divisions transfer of its manufacturing for its major customer to China which resulted in a loss of at lease one months worth of sales due to manufacturing delays. In addition, the Company experienced a general decrease in sales from all divisions aggravated by difficulty in obtaining parts. There have been no material increases in prices of any of the Company's products between the periods. The Company anticipates that prices will remain subject to downward competitive pressures in the foreseeable future which may prohibit a significant price increase and may result in decreased sales.

Cost of sales

Cost of sales as a percentage of net sales have increased to approximately 91% for the three months ended June 30, 1997, as compared to 87% for the same period in the prior year. Cost of sales as a percentage of net sales have increased slightly to approximately to 85%, for the nine month period ended June 30, 1997, as compared to 84% for the same period in the prior year. These percentage increases resulted primarily from sales dropping below break-even levels which reduced management's ability to reduce cost sufficiently to maintain a reasonable margin. In addition, freight has increased cost of sales due to the global expansion of the customer base and sales territory.

Operating expenses

Operating expenses decreased by $208,118 for the three month period compared to the prior year and by $11,114 for the nine month period compared to the prior year. These decreases have occurred despite the acquisitions, the increases in research and development costs, and increases in depreciation and amortization costs due to machinery and equipment purchases and the recording of goodwill. Management continues to focus on ways to decrease operating expenses.

Other income and expenses

Other income and expenses (not including the gain on the sale of the San Jose Division) have increased in the current periods as compared to prior years periods due to increases in interest expense. Interest expense has increased due to higher rates and the interest associated with the bridge loans. The Company also sold its San Jose Division as of November 1, 1996 which resulted in a current gain of approximately $612,000.

Net earnings (loss) and earnings  (loss) per share

The net earnings (loss) for the three months ended June 30, 1997 totaled ($297,879) or ($0.09) per share, compared with $46,155 or $0.02 per share for the same quarter in the prior year. For the nine months ended June 30, 1997 net earnings totaled $196,492 or $0.06 per share compared with $298,135 or $0.11 per share for the same period in the prior year. The current quarter loss resulted from decreases in sales due to the delay in transferring some production to

China, a general decrease in sales aggravated by delayed shipments due to parts requirements, and increased interest expense. The decrease in earnings in the nine month period from 1996 to 1997 resulted from loss due to factors discussed above and the exclusion of the San Jose Division's earnings reported in 1996.

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

Working capital decreased in the current period to approximately $2.4 million at June 30, 1997 compared to approximately $3.2 million at September 30, 1996. This decrease is principally the result of losses occurred in operations as discussed above.

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

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

In 1996, the Company sold its San Jose Division to Touche Electronics, Inc. ("Touche") and TMCI Electronics, Inc., ("TMCI"). On February 14, 1997, Touche and TMCI filed a demand for arbitration for the purpose of rescinding the Asset Purchase Agreement in Santa Clara County, California under the arbitration provisions of the California Code of Civil Procedure Sections 1282 through 1284 as provided in the contract of sale. The plaintiffs are alleging that, in connection with the sale of the San Jose Division, (the Division) (1) the Company overstated the value of the Division's inventory, (2) the Division's vendors have refused to deal with Touche and TMCI, and (3) the Company failed to disclose certain accounts payable. As an alternative to rescinding the agreement the plaintiffs requested a reduction in the purchase price in excess of $1,050,000 plus fees. The Company is vigorously contesting those allegations in the arbitration.

On April 8, 1997, the Company filed a complaint against TMCI, Touche and Rolando Loera in the Superior Court of the State of California, in and for the County of Santa Clara, with respect to the defaulted Notes which were part of the sale of the Division to Touche (the "Complaint"). In the Complaint, the Company made claims against TMCI, Touche and the other defendants for, among other things, breach of contract, fraud, conversion and claim and delivery. The Company has also filed motions in the lawsuit for writs of attachment and possession and has requested an order allowing the Company to attach the equipment and other assets acquired by TMCI and Touche in the sale of the Division. Hearings on those motions were held on May 29, 1997. The Company's writ of attachment motion was denied. The Company will now pursue the arbitrator for purposes of resolving certain "offset" claims of the obligees under the Notes and to enforce full payment of the Note obligations.


Item 2.  Changes in the Securities.  None.
         -------------------------
Item 3.  Defaults Upon Senior Securities.  None.
         -------------------------------
Item 4.  Submission  of Matters to a Vote of Security Holders.  None  during the
         ----------------------------------------------------   quarter.
Item 5.  Other Information.   None
         -----------------
Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

A:   Reports on Form 8-K
                  No 8-K's were issued during the quarter ended June 30, 1997.

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


                           PEN INTERCONNECT, INC.

                           By: /s/ James S. Pendleton
                               James S. Pendleton,
                                Chairman, CEO and  Director


                            By: /s/ Wayne R. Wright
                                Wayne R. Wright,
                                Vice-Chairman, CFO,
                                Principal Accounting
                                Officer and Director

                                                                   EXHIBIT 11
                                          PEN INTERCONNECT, INC.
                                    CALCULATION OF EARNINGS PER SHARE
                                   FOR THE THREE AND NINE MONTHS ENDED
                                          JUNE 30, 1997 AND 1996

                                                                 Months                         Weighted
NINE MONTHS ENDED                                 Common         Out-                            Average
JUNE 30, 1997                                     Shares       standing                           Shares
--------------------------------------------------------------------------------------------------------
Balance at October 1, 1996                       3,033,407            9                        3,033,407
Contingent shares                                   55,568            3                           18,523
Issued shares                                      150,000            3                           50,000
                                                                                       -----------------
Balance at June 30, 1997                                                                       3,101,930
                                                                                       =================
Earnings for nine months ended June 30,1997                                                     $233,540
                                                                                       =================
Earnings per share                                                                                $ 0.08
                                                                                       =================

                                                                 Months                         Weighted
THREE MONTHS ENDED                                  Common      Out-                             Average
JUNE 30, 1997                                       Shares       standing                         Shares
--------------------------------------------------------------------------------------------------------
Balance at April 1, 1997                         3,033,407            3                        3,033,407
Contingent shares                                   55,568            3                           55,568
Issued shares                                      150,000            3                          150,000
                                                                                       -----------------
Balance at June 30, 1997                                                                       3,238,975
                                                                                       =================
Loss for three months ended June 30, 1997                                                    $ (297,879)
                                                                                       =================
Loss per share                                                                                  ($ 0.09)
                                                                                       =================

                                                                 Months                         Weighted
NINE MONTHS ENDED                                   Common      Out-                             Average
JUNE 30, 1996                                       Shares       standing                         Shares
--------------------------------------------------------------------------------------------------------
Balance at October 1, 1995                       1,700,000            9                        1,700,000
Issued shares November 17 1995                   1,000,000          7.5                          750,000
Issued shares                                      333,407            3                          111,136
                                                                                                 -------
Balance at June 30, 1996                                                                       2,644,469
                                                                                               =========
Earnings for six months ended June 30,1996                                                     $ 298,135
                                                                                               =========
Earnings per share                                                                                $ 0.11
                                                                                                  ======

                                                                 Months                         Weighted
FOR THREE MONTHS                                    Common      Out-                             Average
JUNE 30, 1996                                       Shares       standing                         Shares
--------------------------------------------------------------------------------------------------------
Balance at April 1, 1996                         2,700,000            3                        2,700,000
Issued shares                                      333,407            3                          333,407
                                                                                       -----------------
Balance at June 30, 1996                                                                       3,033,407
                                                                                       =================
Earnings for three months ended June 30, 1996                                                   $ 46,155
                                                                                       =================
Earnings per share                                                                                $ 0.02
                                                                                       =================