Form 10KSB
period 1997-09-30
PEN INTERCONNECT INC
filed 1998-01-14
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended   September 30, 1997

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                  to

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

           State issuer's revenues for its most recent fiscal year.  $18,238,460


           As of January 8, 1998, there were 4,147,863 shares of the Issuer's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Issuer's voting stock held by non-affiliated of the Issuer was approximately $8,868,000 computed at the closing quotation for the Issuer's common stock of $2.91 as of January 8, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Definitive Proxy Statement for the Annual Meeting of Shareholders to be held March 18, 1998. Certain information therein is incorporated into Part III hereof.

                                   FORM 10-KSB

                             PEN INTERCONNECT, INC.

                                Table of Contents


                                                                      age

PART I

1.   Description of Business                                           3

2.   Description of Property                                           9

3.   Legal Proceedings                                                 10

4.   Submission of Matters to a Vote of Security Holders               10

PART II

5.   Market for Common Equity and Related Stockholder Matters          10

6.   Management's Discussion and Analysis or Plan of Operation         12

7.   Financial Statements                                              15

8.   Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                           15

PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act             15

10.   Executive Compensation                                           15

11.   Security Ownership of Certain Beneficial Owners and Management   16

12.   Certain Relationships and Related Transactions                   16

13.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                             19

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS



(a)   BUSINESS DEVELOPMENT

 General

         Pen Interconnect, Inc. (the "Company" or "Pen") is a total interconnection solution provider offering internal and external custom cable and harness interconnections, mobile satellite equipment, EMSI (Electronic Manufacturing Service Industry) manufacturing (circuit board assembly) and custom design and manufacturing of battery chargers, power supplies and Uninterruptible Power Supply UPS systems for original equipment manufactures ("OEMs") in the computer, computer peripheral, telecommunications, instrumentation, medical and testing equipment industries (See "Business of Issuer"). The Company was incorporated under the laws of the State of Utah on September 30, 1985. The Company maintains divisions located in Salt Lake City, and Orem, Utah and Tustin, California. During fiscal year 1996 and a portion of fiscal year 1997 the Company operated a division located in San Jose, California (the "San Jose Division"). The San Jose Division was sold by the Company on November 12, 1996 (See Note P of Notes to Financial Statements). The executive offices of the Company are located at 2351 South 2300 West, Salt Lake City, Utah 84119.


 Summary of Current Year Events

         Effective November 1, 1996, the Company sold substantially all of the net assets used by the San Jose Division to Touche Electronics, Inc., ("Touche") a subsidiary of TMCI Electronics, Inc.("TMCI").

         The sales price for the net assets of the San Jose Division was $3,300,000, consisting of $2,000,000 in cash, $900,000 in promissory notes, and 53,669 shares of TMCI common stock with an agreed upon guaranteed value of $400,000. The Company originally purchased the San Jose Division in March 1995, for approximately $2,100,000. As part of the transaction, Touche and TMCI also assumed certain liabilities associated with the operations of the Division. In February 1997, TMCI filed a notice of demand for rescission of the purchase and sale of the Division. The Company filed a counterclaim against TMCI in May 1997, alleging that TMCI had defaulted in its obligations under the promissory notes. The disputes were submitted to arbitration. In December 1997, the Company and TMCI entered into a Settlement and Release Agreement (the "Settlement Agreement"), releasing each other of any and all respective claims the parties may have had against each other. The Settlement Agreement provided, in part, that TMCI issue to the Company 137,390 shares of TMCI's common stock (the "Settlement Stock"). The Settlement Stock is guaranteed to have a minimum value of $7.4532 per share. In the event the Settlement Stock is sold at less than such amount, TMCI is obligated to pay to the Company the difference between the sales price and the guaranteed value. The conclusion of the disputes will allow the Company and TMCI to continue their joint sales and marketing arrangements. (See Notes B and O of Notes to Financial Statements)

     From February 1997, through May 1997, the Company issued $1,000,000 in promissory notes and received $1,000,000 in cash. These notes bear interest at the rate of 8% per annum and are payable in six months. In addition to the interest, the note holders received a warrant to purchase one share of the Company's common stock for $2.00 for each dollar of principal amount of the notes. These warrants expire ten years from the date of issuance. At September 30, 1997, all the notes plus accrued interest had been repaid except for $100,000 plus accrued interest of $4,000 which was due and paid November 1997.

         Effective April 1, 1997, the Company purchased substantially all of the assets, and assumed certain liabilities of PowerSteam Technology, Inc., a custom design and development company for battery chargers, power supplies and UPS systems located in Orem, Utah. The Company issued 150,000 shares of common stock (at a value of $1.50 per share) for the net assets. (See Note B of Notes to Financial Statements).

     On September 4, 1997, the Company entered into a new four year $6,300,000 financing agreement with a bank. This credit facility replaced the Company's existing line of credit. The credit facility consists of 3 loans: 1) a $5,000,000 revolving credit loan accruing interest at prime plus 1.75% per annum ; 2) a term loan of $800,000 accruing interest at a fixed rate of 10.16% per annum; and 3) a term loan of $500,000 accruing interest at a fixed rate of 10.32% per annum. These loans are secured by substantially all of the assets of the Company. (See Note H of Notes to Financial Statements)


 (b)  BUSINESS OF ISSUER

 FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933 as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by the following factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and the timing of operating and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward- looking statements.

 Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

 Products

         Headquartered in Salt Lake City with divisions in Tustin California, and Orem, Utah, the Company is a total interconnection solution provider, offering internal and external custom cable and harness interconnections, custom power supply and battery charger design, mobile satellite equipment and EMSI (Electronic Manufacturing Service Industry) manufacturing for OEMs in the computer, computer peripheral, telecommunication, instrumentation, medical and testing equipment industries. The Company's products connect electronic equipment (such as computers) to various external devices (such as video screens, printers, external disk drives, modems, telephone jacks, peripheral interfaces and networks) and connect devices within the equipment (such as power supplies, computer hard drives and PC cards).

         A portion of the Company's sales consist of custom cable interconnections developed in close collaboration with its customers. The Company's customers include OEMs of computers including mainframes, desktops, portables, laptops, notebooks, pens, and palmtops as well as OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, medical, instrumentation and testing equipment. The Company's InCirT Division is engaged in the EMSI and provides sophisticated ISO 9002-certified assembly and testing services for complex printed circuit boards and subsystems through advanced surface mount technology
(SMT) manufacturing as well as traditional through-hole assembly. These products are used primarily in computer instrumentation, testing equipment and medical equipment.

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


 Distribution of Products

         The Company  markets its  products to its  customers  through  in-house
salesmen  and  sales  representatives.   The  Companies  customers  are  located
throughout the continental U.S. and Canada and certain foreign countries.


 New Products

         The acquisition of PowerSteam by the Company has enabled it to enter the engineered products market, providing the Company with the ability to sell its own products rather than to merely service and manufacture other company's products. This means that the Company has the ability to better control its margins and increase its profits. PowerStream designs custom power supplies, battery chargers and UPS systems for OEMs and has been able to produce several of those designs for sale to other companies. It is expected that a major share of the Company's future business will come from this division and market.

         The InCirT Division is adding additional services to its circuit board assembly business by offering repair and return functions and also complete system assembly at its plant in Tustin.

         The Cable Division located in Salt Lake City, Utah is expanding its capabilities to include cable harnessing and packaging. It is also increasing its off-shore manufacturing capability through its strategic manufacturing alliance with a company in China to handle its high volume customers.

 Competition

         The Company competes directly with numerous other cable manufacturers in its custom standard cable assembly business. Many of these manufacturers tend to be relatively small and fragmented and many exist in the Far East, which historically have been lower costs. The Company also competes with computer, cabling and connector manufacturers that produce custom cable assemblies for their own use, thereby reducing potential sales to such manufacturers and to third parties by the Company. The InCirT Division competes directly with several EMSI companies, some of which are very large. However, the vast majority are smaller firms similar in size to InCirT, so it is important that the Company meet its schedules with quality products and on time deliveries.

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

 Several of the Company's contract manufacturing competitors seek to develop price advantages using offshore companies with lower labor costs. As new cable interconnection products become standardized and produced in large quantities, these overseas producers can generally offer lower prices than the Company. The Company has now started to focus its marketing efforts on this part of the market and has developed a strategic manufacturing alliance with a company in China to sell its products at competitively prices while controlling the quality of its products.

 Product Components

         The Company generally purchases cable, connectors, and electronic components from a large number of unaffiliated United States and foreign distribution companies to manufacture the products that meet the specifications of the OEM customers. Certain components are custom designed and purchased from a specific supplier. Most of the other components utilized by the Company are available from a number of manufacturers, and the Company's decisions with respect to its suppliers are based on availability of the necessary component, the reliability of the supplier in meeting its commitments, and pricing.

 Customers

         Sales by the Company have historically been concentrated with several large customers. In the current fiscal year, sales were dominated by three large customers. These three customers accounted for approximately 41% of the Company's total revenue (15%, 14%, and 12% respectively). The loss of any one of these large customers could significantly affect the future profitability of the Company in the short term. This was evidenced in the fourth quarter when one of these customers significantly decreased its orders, which resulted in a reduction of revenues and an operating loss in the fourth quarter of 1997.

 Patents

         The Company acquired, through PowerStream, several patent applications. The Company is currently investigating economical feasibility of these patent applications, and have not, as of yet, determined to actively pursue these applications.

 Regulatory Matters

     Computer cables and board assemblies must satisfy electrical magnetic interference (EMI) standards which are imposed by the Federal Communications Commission. The Company relies on the manufacturer of its cable and components for compliance with these requirements. The

Company is not aware of any development to suggest that the computer cables and board assemblies do not comply with EMI standards.

 Environmental Laws

         The  Company  has not  incurred,  and  does  not  presently  anticipate
incurring,   any  material  costs  in  complying  with  all  federal  and  state environmental laws.


 Employees

         As of September 30, 1997, the Company employed approximately 195 full and part-time employees. Six employees were executive personnel, 16 were technical and engineering personnel, 9 were in marketing and sales, 140 were in manufacturing, and 24 were administrative, accounting, information systems, and clerical personnel. The number of employees at September 30, 1997 represents approximately a 46% reduction from September 30, 1996. This reduction was primarily due to the sale of the San Jose Division. The Company has also reduced the number of its employees through increased efficiency and as a result of lower sales, a reduction in requirements.

 Research and development

         During fiscal year 1997, the Company incurred approximately $198,000 in research and development costs for new product development. In addition the Company incurred additional development costs to modify existing products, create new products and make significant improvements to existing products.

                         ITEM 2. DESCRIPTION OF PROPERTY



 FACILITIES

         The Company maintains manufacturing and administrative facilities in Salt Lake City, Utah under a lease which expires September 30, 1998, and provides for $160,000 in annual rental payments. The building contains 40,500 square feet of space, in which 3,000 square feet are utilized for sales and administration and 37,500 square feet are dedicated to manufacturing, material control, quality control and the machine shop for prototype development.


         The InCirT division's manufacturing and administration facility is located in Tustin, California. The annual rental is approximately $126,700 per year. The premises consist of approximately 120,300 square feet of which InCirT subleases approximately 24,500 square feet. Within this facility 2,000 square feet are utilized for sales and administration and 22,500 square feet are dedicated to manufacturing and engineering. InCirT occupies its space pursuant to a sublease which has a expiration date of December 31, 2001 but which allows the sublessor to terminate the sublease on six months prior written notice to the Company. In September 1997, the Company received notice that its sublease would be terminated effective March 31, 1998. The Company is seeking to relocate this division to another facility.

         The PowerSteam division's sales and engineering facilities are located in Orem, Utah, under a lease which expires in February 1998, which management intends to extend. The premises contains approximately 2,600 square feet of space, all of which is utilized for sales, research, development, prototype production and administration. The annual rental is approximately $18,000.


         Management believes that the above properties and their contents are adequately covered by insurance.

                            ITEM 3. LEGAL PROCEEDINGS



         No proceedings are pending against the Company or any of its properties which, if determined adversely to the Company, would have a material adverse effect on the Company's financial condition or results of operations.

         The Company was involved in a dispute regarding the sale of the San Jose Division to TMCI. This dispute was resolved subsequent to year end and resulted in a restructuring of the consideration payable by TMCI to the Company. (See "Business Development-Summary of Current Year Events" and Note O of Notes to Financial Statements)



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



         On August 8, 1997, the Company filed an Information Statement with the Securities and Exchange Commission in connection with shareholder approval by written consent ratifying the actions of the Board of Directors in issuing warrants to acquire 1,000,000 shares of Common Stock to certain lenders. (See Note N to Notes of Financial Statements)


                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDERS MATTERS

         The common stock and warrants of the Company are listed on the National Association of Securities Dealers Automated Quotation system ("NASDAQ"), under the symbol "PENC" for the common stock and "PENCW" for the warrants. The common stock and warrants were first publicly traded on November 17, 1995.

         The following table sets forth the range of high and low bids for the common stock of the Company since the Company's common stock and warrants began active trading on the NASDAQ.

    Common Stock Schedule
    Fiscal Year 1997 Quarter Ended             High Bid         Low Bid
    ------------------------------             --------         -------
    September 30, 1997                          $2.50            $ 1.13
    June 30, 1997                                 1.88              1.38
    March 31, 1997                                2.75              0.88
    December 31, 1996                             3.38              1.94

    Fiscal Year 1996 Quarter Ended             High Bid         Low Bid
    ------------------------------             --------         -------
    September 30, 1996                          $6.25           $ 2.75
    June 30, 1996                                 7.63             4.50
    March 31, 1996                                6.13             5.13
    December 31, 1995                             6.50             5.25

         On January 8, 1998, the closing quotation for the common stock on NASDAQ was $ 2.91 per share. As of January 8, 1998, there were 4,147,863 shares of common stock issued and outstanding, held by approximately 900 shareholders of record, including several holders who are nominees for an undetermined number of beneficial owners.


         The following table sets forth the range of high and low bids for the warrants of the Company during the periods indicated since the Company's warrants began trading on the NASDAQ.

     Warrants Schedule

     Fiscal Year 1997 Quarter Ended            High Bid         Low Bid
     ------------------------------            --------         -------
     September 30, 1997                        $ 0.56           $ 0.22
     June 30, 1997                                0.69             0.38
     March 31, 1997                               0.81             0.44
     December 31, 1996                            1.00             0.44


     Fiscal Year 1996 Quarter Ended            High Bid         Low Bid
     ------------------------------            --------         -------
     September 30, 1996                        $ 1.94           $ 0.63
     June 30, 1996                                2.75             0.94
     March 31, 1996                               2.19             1.00
     December 31, 1995                            2.13             1.00

         On January 8, 1998, the closing quotation for the warrants on NASDAQ was $0.61 per warrant. As of January 8, 1998, there were 4,040,000 warrants issued and outstanding.

         The trading volume of the common stock and warrants of the Company is limited, creating significant changes in the trading price of the common stock and warrants as a result of relatively minor changes in the supply and demand. Consequently, potential investors should be aware that the price of the common stock and warrants in the trading market can change dramatically over short periods as a result of factors unrelated to the earnings and business activities of the Company.

         The Company has not paid any dividends with respect to its common stock and does not anticipate paying any dividends in the near future. The Company's credit facility with its bank prohibits the payment of dividends without the consent of the bank.

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

     The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the fiscal years ended September 30, 1997 and 1996. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

 Results of Operations

         The acquisition of the net assets of PowerStream Technology, Inc. ("PowerStream"), which was effective as of April 1, 1997 has been accounted for as a purchase. The statement of operations data for the fiscal year ended September 30, 1997 includes the results of operations of PowerStream since April 1, 1997.

         The acquisition of the net assets of InCirT Technology (InCirT), which was effective as of April 1, 1996 has been accounted for as a purchase. The statement of operations data for the fiscal years ended September 30, 1997 and 1996 include the results of operations of InCirT since April 1, 1996.

         The acquisition of the net assets of Overland Communications, Inc., doing business as MOTOSAT ("MOTO-SAT") which was effective as of January 1, 1996 has been accounted for as a purchase. The statement of operations data for the fiscal years ended September 30, 1997 and 1996 include the results of operations of MOTO-SAT since January 1, 1996.

         The San Jose Division was acquired on March 24, 1995 and was accounted for as a purchase. The division was subsequently sold effective November 1, 1996. The statement of operations data for the fiscal years ended September 30, 1997 and 1996 includes the results of operations of the San Jose Division for one month and twelve months, respectively.


Net sales. Net sales for the Company decreased approximately $6,900,000 (27%) from $25,106,734 for fiscal year 1996 ("1996") to $18,238,460 for the fiscal year ended September 30, 1997 ("1997"). The decrease is primarily the result of the sale of the San Jose Division (sales in fiscal year 1996 of approximately $6,900,000) and the loss of a major customer in the Cable Division in the fourth quarter. This major customer represented approximately 12% of overall Company sales in fiscal year 1997 and 16% in fiscal year 1996. Efforts were made to retain this customer by reducing the sales price and transferring production to an offshore facility. However, the Company was not able to achieve a satisfactory margin with this customer who then placed its future orders with another vendor. There have been no material increases in the prices of any of the Company's products between the two periods, but due to competitive pressure and the emergence of Far East competitors the Company has reduced its prices to its large volume customers. The Company anticipates that prices will remain subject to competitive pressures in the foreseeable future which may prohibit a significant price increase.

 Cost of sales. Cost of sales as a percentage of net sales has increased from approximately 90% in fiscal year 1996 to 99% in fiscal year 1997. This increase in costs resulted primarily in the Cable Division as a result of the following factors: 1) a reduced profit margin resulting from efforts to retain a major customer by offering reduced prices through-out the third quarter; 2) excess capacity (as sales had historically been higher) supported by some fixed costs that could not be reduced in the short term 3) a continued low unemployment rate in the Salt Lake City area requiring unusually high costs for unskilled and partially skilled workers; 4) increases in reserves for obsolete and slow moving inventory 5) the Company changed to a 4-day work week during the fourth quarter in a effort to reduce some support costs and maintain its skilled workforce in anticipation of a rebound in sales. In addition, other Company divisions experienced decreased margins during the last two quarters of the fiscal year 1997 due to higher than anticipated material costs. These higher materials costs, caused by a cash flow problem, in turn caused vendors to delay their shipments and to charge higher prices.

 Operating expenses. Operating expenses increased by approximately $18,000 from $3,125,189 in 1996 to $3,143,227 in 1997. This increase resulted from the following areas: 1) an increase of $150,000 in amortization resulting from acquisitions in the current and prior years; 2) an increase in the investment of approximately $198,000 in research and development of new products for the satellite and power supply/charger divisions. The Company anticipates initiating sales of these new products in the upcoming year; 3) the abandonment of a long-term building lease in San Jose which was not assumed by TMCI when they purchased the San Jose Division from the Company. These increases in costs were offset in part by cost reductions in sales and marketing ; and general and administrative expenses. The Company continues to look for ways to streamline its operations and reduce operating costs.

 Other income and expenses. The Company experienced increased interest expense costs during the year due to the need to obtain additional funds to replace the expected payments from the promissory notes from the sale of the San Jose division. This increase was more than offset by the gain on the sale of the San Jose Division and other income and expense amounts.

 Net loss and loss per share. The Company recorded a loss of $1,735,483 ($0.54 per share) for fiscal year 1997, compared to a loss of $709,010 ($0.26 per share) for fiscal year 1996. This increased loss resulted primarily from increased material costs required by vendors due to the Company's inability to pay per terms, increases of obsolete and slow-moving inventory reserves, expenditures of research and development for new products with future higher margins, the loss due to the abandonment of a building lease associated with the operations of the San Jose Division that was sold during the fiscal year.

 Liquidity and Capital Resources

         The Company has historically financed its operations through operating cash flow and lines of credit. However, on November 17, 1995, the Company completed an initial public offering (IPO) which produced net proceeds to the Company of approximately $4,700,000.

         Working capital decreased to $1,065,778 on September 30, 1997 from $3,189,817 on September 30, 1996. The decrease is principally due to early cashflow issues incurred during the year. These issues were resolved subsequent to year end as a result of the cash received from the issuance of the subordinated debenture and the $500,000 term loan under the new credit facility.

         On September 5, 1997, the Company obtained a new financing package with a bank that is anticipated to significantly improve the Company's cashflow. This agreement includes a line of credit secured by trade receivables and inventory of up to $5,000,000. In addition the Company obtained a term loan for $800,000, that is secured by the Company's property and equipment. Also the Company obtained an additional term loan of $500,000 in the first quarter of fiscal year 1998.

         Subsequent to year end the Company issued $1,100,000 in convertible debentures. This resulted in net proceeds to the Company of approximately $1,000,000 which improved the Company's cashflow.

         Management believes that existing cash balances, borrowings available under the line of credit, the subsequent cash from the convertible debentures and the additional term loan together with cash generated from operations will be adequate to meet the Company's anticipated cash requirements during the next twelve months. However, in the event the Company experiences adverse operating performance or above anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.

 Inflation and Seasonality

         The Company does not believe that it is significantly impacted by inflation. Historically, the industry sales tend to decline in December, January, July and August when activity in the personal computer industry as a whole is reduced.

                          ITEM 7. FINANCIAL STATEMENTS

         The financial statements and supplementary data are included beginning at page 18. See page 19 for the index to the financial statements.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS; COMPLIANCE WITH
                        SECTION 16(a) OF THE EXCHANGE ACT

         The information required is set forth under the captions "Election of Directors, Directors and Executive Officer; Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

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

                    ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

 REPORTS ON FORM 8-K

 No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

 INDEX OF EXHIBITS

Exhibit No.           Description

         1 Form of Underwriter's Warrant Agreement including Form of Underwriter's Warrant, incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 33-96444.

         3. Articles of incorporation and By-laws, incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 33-96444.

         10.1 Asset Purchase Agreement for the purchase of InCirT Technology from the Cerplex Group, Inc. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

         10.2 Employment Agreement between James S. Pendleton and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

Exhibit No.           Description

         10.3 Employment Agreement between Wayne R. Wright and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

         10.4 Employment Agreement between Robert D. Deforest Sr. and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

         10.5  Employment   Agreement  between  Lewis  Carl  Rasmussen  and  the
               Company.  See  Exhibit  to Report on Form  10-QSB  dated June 30,
               1996.

         10.6 Employment Agreement between Alan L. Weaver and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

         10.7 Loan and Security Agreement dated February 29, 1996 between National Bank of Canada and the Company. See Exhibit to Report on Form 10-KSB dated September 30, 1996.

         10.8 Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company. See Registration Statement filed on Form SB-2, SEC File No. 33-96444.

         10.9 Asset Purchase Agreement dated March 22, 1995 between Registrant, Insulectro, Quality Interconnect Systems, Quintec Interconnect Systems, Quintec Industries and QIS Electronics. See Registration Statement filed on Form SB-2, SEC File No. 33- 96444.

         10.10 Real Estate Lease dated June 2, 1993 between Registrant and The Equitable Life Insurance Society. See Registration Statement filed on Form SB-2, SEC File No. 33-96444.

         10.11 Form of 1995 Stock Option Plan. See Registration Statement filed on Form SB-2, SEC File No. 33-96444

         10.12 Asset Purchase Agreement dated November 12, 1996 for the sale of the San Jose Division between Touche Electronics, Inc. a subsidiary of TMCI Electronics, Inc. and the Company. See Exhibit to Report on Form 10-QSB dated December 31, 1996.

         10.13 Loan and Security Agreement between FINOVA and the Company. This filing page 51.

         10.14 Employment Agreement between Stephen J. Fryer and the Company. This filing page 43.

         10.15 Employment Agreement between Daniele Reni and the Company. This filing page 47.

         10.16 Agreement and Plan of Reorganization through Acquisition dated April 1, 1997 between PowerStream Technology, Inc. and the Company. This filing page 51.

Exhibit No.           Description

          11   Statement re: computation of per share earnings. This filing page
               62.

          23.1. Consent of Grant Thornton LLP. This filing page 63.

          27.  Financial Data Schedule.

          99.  Information Statement. This filing page 64.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PEN INTERCONNECT, INC.

 Date:  January 13, 1998                   By:  /s/ James S. Pendleton
                                               -----------------------
                                                    James S. Pendleton,
                                                    CEO and  Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date: January 13, 1998          By:  /s/ James S. Pendleton
                                     -----------------------
                                          James S. Pendleton,
                                          CEO and  Director


 Date:  January 13, 1998        By: /s/ Wayne R. Wright
                                   --------------------
                                 Wayne R. Wright,
                                 CFO, Principal Accounting
                                 Officer and Director


 Date:  January 13, 1998        By: /s/ James E. Harward
                                   ---------------------
                                James E. Harward
                                Director



 Date:  January 13, 1998        By: /s/ Stephen Fryer
                                Stephen Fryer,
                                Vice President, Director



 Date:  January 13, 1998         By: /s/ C. Reed Brown
                                     ------------------
                                 C. Reed Brown
                                 Director

                             PEN INTERCONNECT, INC.


                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page


Report of Independent Certified Public Accountants                     19

Financial Statements

    Balance Sheets as of September 30, 1997 and 1996                   20

    Statements of Operations for the Years Ended
        September 30, 1997 and 1996                                    22

    Statement of Stockholders' Equity for the Years Ended
        September 30, 1997 and 1996                                    23

    Statements of Cash Flows for the Years Ended
        September 30, 1997 and 1996                                    24

    Notes to Financial Statements                                      29

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Pen Interconnect, Inc.


We have audited the accompanying balance sheets of Pen Interconnect, Inc. (a Utah Corporation), as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen Interconnect, Inc., as of September 30, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                         Grant Thornton LLP

Salt Lake City, Utah
December  12 , 1997

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                  September 30,


                                     ASSETS

                                                                                      1997              1996
                                                                               -------------        --------------
CURRENT ASSETS
    Cash and cash equivalents                                                    $   272,148          $    169,445
    Receivables (Notes C and H)
        Trade accounts, less allowance for doubtful
            accounts of $137,058 in 1997 and $273,852
            in 1996                                                                2,093,056             4,259,298
        Current maturities of notes receivable
            (Notes D, B, and O)                                                      357,006                37,494
    Income taxes receivable                                                                -               228,241
    Inventories (Notes E and H)                                                    3,355,871             6,198,392
    Investments (Note B)                                                             400,000                     -
    Prepaid expenses and other current assets                                        289,991               386,494
    Deferred income taxes (Note K)                                                   141,324               525,800

                    Total current assets                                           6,909,396             11,805,164


PROPERTY AND EQUIPMENT, AT COST
    (Notes H, I and J)
        Production equipment                                                       2,418,368             3,010,575
        Furniture and fixtures                                                       834,971               717,821
        Transportation equipment                                                      69,217                49,373
        Leasehold improvements                                                       368,137               354,150
                                                                                 -----------        --------------

                                                                                   3,690,693              4,131,919
        Less accumulated depreciation                                              1,303,063             1,065,205
                                                                                 -----------        --------------

                                                                                   2,387,630              3,066,714
OTHER ASSETS
    Notes receivable, less current maturities
        (Notes B, D, and O)                                                          607,524                19,630
    Deferred income taxes (Note K )                                                1,392,658                    -
    Goodwill and other intangibles (Note B)                                        2,287,146             1,589,313

    Other                                                                            322,630               176,097
                                                                                ------------        --------------

                                                                                   4,609,958              1,785,040
                                                                                 -----------         --------------

                                                                                 $13,906,984            $16,656,918
                                                                                 ===========            ===========

    The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                                  September 30,


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      1997              1996
                                                                               -------------        --------------
CURRENT LIABILITIES
    Notes payable (Note F)                                                     $     641,505        $           -
    Bridge loan (Note  G)                                                            100,000                    -
    Line of credit (Note H)                                                        2,237,690             4,969,864
    Current maturities of long-term obligations
        (Notes H and  I)                                                             263,255                19,265
    Current maturities of capital leases (Note J)                                     66,464                59,878
    Accounts payable                                                               2,053,348             2,954,601
    Accrued liabilities                                                              481,356               611,739
                                                                              --------------          ------------

                    Total current liabilities                                      5,843,618             8,615,347

LONG-TERM OBLIGATIONS, less current
    maturities (Notes H and  I)                                                      681,722                96,758

CAPITAL LEASE OBLIGATIONS, less current
    maturities (Note J)                                                               70,889               150,382

DEFERRED INCOME TAXES (Note K)                                                       165,755               225,800
                                                                                ------------           -----------

                    Total liabilities                                              6,761,984             9,088,287

COMMITMENTS AND CONTINGENCIES (Notes  J, L,
        and M)                                                                            -                     -

STOCKHOLDERS' EQUITY (Notes B, H, L, N, and O)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        4,072,863 shares in 1997 and 3,033,407 shares
        in 1996                                                                       40,729                30,334
    Additional paid-in capital                                                     8,733,126             7,431,669
    Retained earnings (accumulated deficit)                                       (1,628,855)              106,628
                                                                               --------------          -----------

                    Total stockholders' equity                                     7,145,000             7,568,631
                                                                               -------------           -----------

                                                                               $  13,906,984           $ 16,656,918
                                                                               =============           ============

        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS

                            Year ended September 30,


                                                                                   1997                  1996
                                                                              --------------        --------------

Net sales (Note C)                                                            $   18,238,460        $   25,106,734
Cost of sales                                                                     18,009,478            22,582,187
                                                                              --------------        --------------

            Gross profit                                                             228,982             2,524,547

Operating expenses
    Sales and marketing                                                              918,172             1,156,657
    Research and development                                                         197,804                    -
    General and administrative                                                     1,361,139             1,663,684
    Abandoned lease fee (Note B)                                                     211,226                    -
    Depreciation and amortization                                                    454,886               304,848
                                                                             ---------------        --------------

            Total operating expenses                                               3,143,227             3,125,189
                                                                             ---------------         -------------

            Operating loss                                                        (2,914,245)             (600,642)

Other income (expense)
    Interest expense                                                                (612,143)             (513,956)
    Gain on sale of division (Note B )                                               611,912                    -
    Other income (expense) net                                                        69,393               (35,026)
                                                                           -----------------       ----------------

                                                                                      69,162               (548,982)
                                                                           -----------------       ----------------

             Loss before income taxes                                             (2,845,083)            (1,149,624)

Income tax benefit  (Note K)                                                      (1,109,600)             (440,614)
                                                                           ------------------      ----------------

            NET LOSS                                                       $      (1,735,483)      $      (709,010)
                                                                           ==================      ================

Loss per common share                                                      $           (0.54)      $         (0.26)
                                                                           =================       ================

Weighted average common
    shares outstanding                                                             3,213,089             2,700,028
                                                                           =================       ===============


        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended September 30, 1997 and 1996

                                                                                         Retained
                                                     Common stock         Additional      earnings
                                               Number                        paid-in   (accumulated
                                              of shares       Amount         capital      deficit)          Total
                                           --------------  ----------    ------------  -------------    ------------
Balance at October 1, 1995                   1,700,000     $   17,000     $  963,935      $ 815,638     $ 1,796,573

Common stock sold in IPO
    (Note N)                                 1,000,000         10,000      4,671,068             -        4,681,068

Common stock issued in acquisition
    (Note B)                                   333,407          3,334      1,796,666             -        1,800,000

Net loss                                            -              -                -      (709,010)       (709,010)
                                           --------------  ----------    ------------  -------------    ------------

Balance at September 30, 1996                3,033,407         30,334      7,431,669        106,628       7,568,631


Common stock issued in acquisition
    (Note B )                                  150,000          1,500        223,500             -          225,000

Contingent common stock issued
    in acquisition (Note B)                     55,568            556         82,796             -           83,352

Common stock issued in payment
    of notes (Note N )                          88,888            889        103,111             -          104,000

Common stock issued upon exercise of
    warrants (Note N )                         745,000          7,450        892,050             -          899,500

Net loss                                            -              -                -    (1,735,483)     (1,735,483)
                                           --------------  ----------    ------------  -------------    ------------

Balance at September 30, 1997                4,072,863      $  40,729    $ 8,733,126    $(1,628,855)     $7,145,000
                                           ==============  ==========    ============  =============    ============

         The accompanying notes are an integral part of this statement.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                            Year ended September 30,



                                                                                   1997                  1996
                                                                             ---------------        ---------------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net loss                                                            $     (1,735,483)       $     (709,010)
        Adjustments to reconcile net loss to net
            cash used in operating activities
               Depreciation and amortization                                         454,886               304,849
               Bad debts                                                            (118,339)               23,551
               Deferred income taxes                                              (1,068,227)             (176,900)
               Gain on sale of division                                             (611,912)                   -
               Changes in assets and liabilities
                    Trade accounts receivable                                      1,624,593             1,362,345
                    Inventories                                                    1,204,085                781,724
                    Prepaid expenses and other current assets                         62,929              (239,471)
                    Other assets                                                    (240,362)              (95,530)
                    Deferred offering costs                                               -                294,158
                    Accounts payable                                                (793,139)           (2,308,412)
                    Accrued liabilities                                             (722,971)               199,016
                    Income taxes                                                     228,341              (800,341)
                                                                             ---------------        ---------------

                        Total adjustments                                             19,884              (655,011)
                                                                             ---------------        ---------------

                        Net cash used in operating activities                    (1,715,599))           (1,364,021)
                                                                             ---------------        --------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (243,097)             (760,817)
        Acquisition of businesses                                                         -             (3,500,000)
        Issuance of notes receivable                                                 (49,730)              (76,362)
        Collections on notes receivable                                                5,616               119,887
                                                                              --------------        --------------

                        Net cash used in investing
                            activities                                              (287,211)           (4,217,292)
                                                                              --------------          ------------



                                   (Continued)

                             Pen Interconnect, Inc.

                            Year ended September 30,



                                                                                   1997                  1996
                                                                             ---------------        ---------------
    Cash flows from financing activities
        Proceeds from notes payable                                                  902,469                    -
        Principal payments on notes payable                                         (248,244)           (1,600,000)
        Net change in line of credit                                              (2,732,174)            2,886,967
        Proceeds from long-term obligations                                        1,000,000                    -
        Principal payments on long-term obligations                                 (128,390)             (593,765)
        Proceeds from sale of division                                             2,000,000                    -
        Proceeds from sale of common stock                                         1,311,852             4,681,068
                                                                            ----------------      ----------------

                        Net cash provided by
                            financing activities                                   2,105,513              5,374,270
                                                                             ---------------          -------------

                        Net increase (decrease) in cash
                            and cash equivalents                                     102,703              (207,043)

Cash and cash equivalents at beginning of year                                       169,445               376,488
                                                                            ----------------       ---------------

Cash and cash equivalents at end of year                                     $       272,148          $    169,445
                                                                             ===============          ============


Supplemental disclosures of cash flow information

    Cash paid during the year for
        Interest                                                            $        627,522           $   492,170
        Income taxes                                                                     800               428,538





                                   (Continued)

                             Pen Interconnect, Inc.

                            Year ended September 30,

Noncash investing and financing activities

Acquisition of businesses

PowerSteam Technology, Inc. Effective April 1, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of PowerStream Technology, Inc., in exchange for 150,000 shares of the Company's common stock, valued at $1.50 per share (Note B). Assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

       Accounts receivable (net)                                                          $     20,432
       Inventories     (net)                                                                     5,900
       Prepaid expenses and other current assets                                                   603
       Furniture and equipment                                                                  53,325
       Accounts payable                                                                       (169,315)
       Accrued liabilities                                                                    (402,861)
       Long-term obligations                                                                   (32,198)
                                                                                          -------------
       Liabilities assumed (net)                                                              (524,114)
       Plus stock issued (150,000 shares @ $1.50 per share)                                    225,000
                                                                                          ------------
       Excess purchase price over net assets acquired allocated
       to goodwill                                                                         $   749,114
                                                                                          ============

InCirT Technology Effective April 1, 1996, the Company acquired substantially all of the assets, and assumed certain liabilities of InCirT Technology, a division of the Cerplex Group, Inc. for $3.5 million in cash and 333,407 shares of stock valued at $5.3988 per share (Note B). Assets acquired and liabilities assumed in conjunction with this acquisition were as follows:


       Accounts receivable (net)                                                          $  3,307,387
       Inventories                                                                           3,311,416
       Prepaid expenses                                                                          5,436
       Property and equipment                                                                  705,899
       Other assets                                                                             30,424
       Accounts payable                                                                     (3,563,436)
       Accrued liabilities                                                                     (33,906)
                                                                                          ------------
       Assets acquired (net)                                                                 3,763,220
       Excess purchase price over net assets acquired allocated
           to goodwill                                                                       1,536,780
                                                                                          ------------
       Purchase price                                                                        5,300,000
       Less stock issued                                                                     1,800,000
                                                                                         -------------
       Total cash paid                                                                    $  3,500,000
                                                                                          ============

                                   (Continued)

                             Pen Interconnect, Inc.

                            Year ended September 30,

Overland Communications (MOTO-SAT) Effective January 1, 1996, the Company acquired selected net assets of Overland Communications (MOTO-SAT) (Note B). The assets acquired and liabilities assumed in conjunction with this acquisition were as follows:


       Accounts receivable (net)                                                           $   145,439
       Inventories                                                                             306,306
       Prepaid expenses and other current assets                                                 5,798
       Furniture and equipment                                                                  43,755
       Accounts payable                                                                       (256,182)
       Accrued liabilities                                                                     (46,209)
       Long-term obligations                                                                  (306,698)
                                                                                           ------------
       Liabilities assumed (net)                                                           $  (107,791)
                                                                                           ============

       Excess purchase price over net liabilities assumed resulted in recognition of goodwill of $107,791



Sale of division

On November 1, 1996, the Company sold substantially all of the assets and liabilities of its San Jose Division (Note B). Assets and liabilities sold were as follows:


       Accounts receivable                                                                $    680,420
       Inventories                                                                           1,644,336
       Prepaid expenses                                                                         34,177
       Other assets                                                                             26,099
       Property and equipment                                                                  638,373
       Accounts payable                                                                       (277,429)
       Accrued liabilities                                                                     (35,373)
       Capital leases                                                                          (22,515)
                                                                                               --------
       Assets sold (net)                                                                     2,688,088
       Less non cash consideration received
               Notes                                                        $ 900,000
               Stock                                                          400,000
                                                                              -------
                                                                                             1,300,000
       Cash received                                                                       $ 2,000,000
                                                                                           -----------
       Gain on sale of division                                                           $    611,912
                                                                                          ============

                                   (Continued)

                             Pen Interconnect, Inc.

                            Year ended September 30,



Pro forma data. The following unaudited pro forma summary represents the results of operations as if the disposition of the San Jose Division and the purchase of the InCirt Division had occurred at the beginning of the periods presented, and do not purport to be indicative of what would have occurred had the transactions actually occurred on that date, or of results which may occur in the future. The pro forma weighted shares is reported as if outstanding at the beginning of the period.

                                           Fiscal year ended September 30,
                                               (amounts in thousands)
                                               1997          1996
                                            ---------     ----------
Net sales                                  $ 17,955         $ 25,313
Operating income (loss)                      (2,931)             726
Net loss                                     (2,347)            (830)
Loss per share                                (0.73)           (0.31)
Weighted shares outstanding                   3,213            2,700





        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A  summary  of  the  significant   accounting  policies  applied  in  the
       preparation of the accompanying financial statements follows.

       1.   Business activity

       Pen Interconnect, Inc. (the Company) was incorporated on September 30, 1985, in the State of Utah. The Company is a total interconnection solution provider offering internal and external custom cable and harness interconnections, mobile satellite equipment, EMSI manufacturing (circuit board assembly) and custom design and manufacturing of battery chargers, power supplies and UPS systems for original equipment manufacturers ("OEMs") in the computer, computer peripheral, telecommunications, instrumentation, medical and testing equipment industries. The Company's products connect electronic equipment, such as computers, to various external devices (such as video screens, printers, external disk drives, modems, telephone jacks, peripheral interfaces and networks) and connect devices to one another within the equipment (such as power supplies, computer hard drives and PC cards). Most of the Company's sales consist of custom cable interconnections developed in close collaboration with its customers and printed circuit boards. The Company's customers include OEMs of computers including mainframes, desktops, portables, laptops, notebooks, pens and palmtops, as well as, OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, instrumentation and testing equipment.

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

       4.   Goodwill.

       The Company capitalized as goodwill, the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions, which costs are being amortized on a straight-line method over 15 years. The carrying value of goodwill is reviewed periodically based on the undiscounted cash flows of the entities acquired over the remaining amortization period. Should this review indicate that goodwill is impaired, the Company's carrying value of the goodwill is reduced by the estimated shortfall of undiscounted cash flows.

       5.   Income taxes

       The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income taxes and liabilities are provided





                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       5.   Income taxes - Continued

       based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.

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


       9.   Research and development

       All research expenditures are charged against operations as incurred.

       10.  Loss per share

       Loss per common and common equivalent share is computed based on the weighted average number of common and dilutive common equivalent shares outstanding. Outstanding common stock warrants and options were excluded from the weighted average number of shares of common stock as they would decrease loss per share.

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       11.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates. Such estimates of significant accounting sensitivity are allowance for doubtful accounts and reserves for obsolete inventory.

       12.   Stock Options

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Boards ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

       13.   Recently Issued Accounting Pronouncements Not Yet Adopted

       Earnings per share

       In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 eliminates the presentation of primary earnings per share (EPS) and requires the presentation of basic EPS, which includes no common stock equivalents and thus no dilution. The statement also eliminates the modified treasury stock method of computing potential common shares. This statement is effective for financial statements issued for periods ending after December 15, 1997.





                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       13.   Recently Issued Accounting Pronouncements Not Yet Adopted-Continued

       Capital structure

       Also in February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure." SFAS 129 consolidates in one statement disclosures about the rights of outstanding securities and changes in the number of equity securities during the period, disclosures about liquidation preferences and preferred stock, and disclosures about redemption requirements of certain redeemable stock. Disclosures were previously included in APB Opinion 10, APB Opinion 15 and SFAS 47. The statement does not change the required disclosures about capital structure for entities currently subject to the requirements of APB Opinion 10 and 15 and SFAS 47. SFAS 129 is effective for financial statements for interim and annual periods ending after December 15, 1997.

       Comprehensive income

       In September 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses, that bypass the statement of operations and are reported directly in a separate component of equity. Other comprehensive income includes, for example foreign currency items, minimum pension liability adjustments, and unrealized gains and losses of certain investment securities. SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

       Disclosure of segments

       Also in September 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of the Enterprise and Related Information." This statement requires an entity to report

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       13.   Recently Issued Accounting Pronouncements Not Yet Adopted-Continued

       Disclosure of segments - Continued

       financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

       Management does not believe that the adoption of SFAS 128, SFAS 129, SFAS 130 and SFAS 131 will have a material effect on the Company's financial statements.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE B - ACQUISITIONS/DISPOSITIONS

       PowerStream Technology

       Effective April 1, 1997, the Company acquired substantially all of the assets, and assumed certain liabilities and the operations, of PowerStream Technology, Inc. ("PowerStream") by issuing 150,000 shares of common stock valued at $1.50 per share. PowerStream is a research and development company specializing in power recharging devices and power supply products. In addition the Company entered into a 5 year Employment Agreement with Danielli Reni, the President of PowerStream. The Company believes that Mr. Reni is an expert in the area of power recharging devices and power supply products. This transaction was accounted for using the purchase method of accounting. Accordingly the purchased assets and liabilities have been recorded at their fair value at the date of acquisition and the excess purchase price over fair value of net tangible assets acquired of $749,114 is being amortized over 15 years. The results of operations of the acquired business have been included in the financial statements since the effective date of acquisition.

       InCirT Technology

       Effective April 1, 1996, the Company acquired substantially all of the assets, and assume certain liabilities and the operations of InCirt Technology, a division of the Cerplex Group, Inc. for $5.3 million comprised of $3.5 million in cash and 333,407 shares of common stock valued at $5.3988 per share. In addition, during fiscal year 1997 the Company issued 55,568 shares of common stock to the Cerplex Group, Inc. for collections of past due over 90 days accounts receivable of InCirT collected by the Company during the first 180 days after the date of the acquisition. This transaction was accounted for using the purchase method of accounting and the excess purchase price over fair value of net tangible assets acquired of $1,536,780 is being amortized over 15 years. The results of operations of the acquired business have been included in the financial statements since the effective date of acquisition.


                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE B - ACQUISITIONS/DISPOSALS - CONTINUED

       MOTO-SAT

       Effective January 1, 1996 the Company acquired selected net assets and the operations of Overland Communication, Inc. dba MOTO-SAT by assuming that company's net debt of $107,791 and offering additional stock contingent upon achievement of performance milestones. As of fiscal year end 1997 no additional shares were required to be issued. MOTO- SAT is a manufacturer of satellite receiver systems for recreational vehicles and boats. This transaction was accounted for using the purchase method of accounting. Accordingly the purchased assets and liabilities have been recorded at their fair value at the date of acquisition. The excess purchase price over fair value of net liabilities assumed of $107,791 is being amortized over 15 years. The results of operations of the acquired business have been included in the financial statements since the effective date of acquisition.


       SALE OF SAN JOSE DIVISION


     Effective November 1, 1996, the Company sold substantially all of the net assets used by the San Jose Division ("Division") to Touche Electronics, Inc. ("Touche"), a subsidiary of TMCI Electronics, Inc. ("TMCI"). The sales price for the net assets of the Division was $3,300,000; consisting of $2,000,000 in cash, $900,000 in promissory notes, and 53,669 shares of TMCI common stock with an agreed upon guaranteed value of $400,000. In addition, the Company had the right to receive $700,000 in contingent earnouts for a potential total sale price of $4,000,000. The Company originally purchased the Division in March 1995 for approximately $2,100,000. As part of the transaction, Touche and TMCI also assumed certain liabilities associated with the operations of the Division.

     InFebruary 1997, TMCI filed a notice of demand for rescission of the purchase and sale of the Division. The Company filed a counterclaim against TMCI in May, 1997, alleging that TMCI had defaulted in its obligations under the promissory notes. The disputes were subsequently submitted to arbitration in

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE B - ACQUISITIONS/DISPOSALS - CONTINUED

     August, 1997. In December, 1997, the Company and TMCI entered into a Settlement and Release Agreement (the "Settlement Agreement"), releasing each other of any and all respective claims the parties may have had against each other. The Settlement Agreement provided, in part, that TMCI issue to the Company, 137,390 shares of TMCI's common stock (the "Settlement Stock"). The Settlement Stock is guaranteed to have a minimum value of $7.4532 per share. In the event the Settlement Stock is sold at less than that amount, TMCI is obligated to pay to the Company the difference between the sales price and the guaranteed value. The conclusion of the disputes, will allow the Company and TMCI to continue their joint sales and marketing arrangements.

     In addition the Company entered into a long-term building lease agreement several months prior to the sale of the San Jose Division with the intention of relocating the operations. This lease was not sold as part of the above sale and required a fee of $211,226 for abandonment of the lease. Such fee was recognized during fiscal year 1997.

       NOTE C - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

       Financial instruments, which potentially subject the Company to credit risk, consist primarily of trade accounts receivable. The Company sells to customers in the computer, computer peripheral, telecommunications, instrumentation, medical and testing equipment industries located throughout the United States. Sales have historically been concentrated with several large original equipment manufacturers (OEMs) on a turnkey basis. To reduce credit risk the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The majority of its trade receivables are unsecured. Allowances are maintained for potential credit losses. The resulting losses have been insignificant to date and have been within management's expectations.

       Revenue from shipments in fiscal 1997 and 1996 to the largest customers (representing over 10% of sales) are as follows:

                                           1997         1996
                                           ----         ----
            Customer A                      15%          13%
            Customer B                      14%           5%
            Customer C                      12%          16%

       At September 30, 1997, the Company had accounts receivable due from these three largest OEMs representing about 50% of trade receivables ($1,123,810) of which less than $150,000 was over 90 days. Remaining trade accounts receivable at September 30, 1997, were due from a variety of other customers under normal credit terms.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE D - NOTES RECEIVABLE

                                                                                      1997                 1996
                                                                                  -----------           ----------
       Notes receivable consist of the following:

       10%  note  receivable from a company,  due in monthly  payments of $1,500
            including   interest,    collateralized   by   inventory,   accounts
            receivable, machinery, and
            equipment                                                               $35,775               $37,630

       10%  note receivable from a company,  due in monthly  payments of $ 1,297
            including   interest,    collateralized   by   inventory,   accounts
            receivable, machinery, and
            equipment                                                                 8,124                13,612

       12% notes receivable from two companies,
            due in monthly payments aggregating
            $1,000 including interest                                                 5,882                 5,882

       Note    receivable from a company at prime plus .5% ( 9% at September 30,
               1997),  due in monthly  payments of $10,417  including  interest, with a balloon  payment on October 31, 1999,  secured by security agreement  and the personal  guaranty of the owner and  principal stockholder of the
               company (See Notes B and O )                                         500,000                    -

       Note    receivable from a company at prime plus .5% ( 9% at September 30,
               1997),  due in monthly  payments of $16,667  including  interest, secured by security  agreement  and the personal  guaranty of the owner and principal stockholder of the
               company (See Note B and O )                                          400,000                    -

       10% note receivable from an officer/stock-
            holder due in monthly payments of
            $1,500 including interest                                                14,749                    -
                                                                              -------------         ------------


                                                                                    964,530                57,124
       Less current maturities                                                      357,006                37,494
                                                                              -------------         -------------

                                                                              $     607,524          $     19,630
                                                                              =============          ============

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE E - INVENTORIES

       Inventories consist of the following:

                                                               1997                  1996
                                                          ---------------      --------------
            Raw materials (net of allowance)                $ 2,531,235           $ 3,780,800
            Work-in-process                                     736,928             1,830,891
            Finished goods                                       87,708               586,701
                                                           ------------         -------------

                                                             $3,355,871            $6,198,392
                                                             ==========            ==========


NOTE F - NOTES PAYABLE

       Notes payable consist of trade payables to vendors converted to notes totaling $641,505, payable in semi-monthly amounts of approximately $147,000, with interest at 9.5% per annum, due on or before January 31, 1998.

NOTE G - BRIDGE LOAN

       At September 30, 1997, the Company had one note payable to an individual for $100,000 with interest at 8% per annum due, which was due and paid in November 1997.

NOTE H - CREDIT FACILITY

       On September 4, 1997, the Company completed a new 4 year financing agreement with a bank for a $6,300,000. The agreement consists of a $5,000,000 revolving credit line and two term loans for $800,000 ("Loan A") and $500,000 ("Loan B") respectively. The revolving credit loan is at prime plus 1.75% (10.25% at September 30, 1997) and is collateralized by accounts receivable and inventory. Loan A is at a fixed rate of 10.16% and is collateralized by machinery and equipment. Loan B is at a fixed rate of 10.32% and is collateralized by other assets of the Company. Loan B was funded subsequent to year end. This agreement requires that the Company maintain certain financial ratios, meet specified minimum levels of earnings and net worth; restricts employee advances, capital expenditures, compensation, and additional indebtedness; and restricts the payment of dividends. This new line of credit replaced the previous $6,000,000

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE H - CREDIT FACILITY - CONTINUED

       revolving line of credit. The Company has borrowed $2,237,690 under the new line of credit at September 30, 1997 (the Company still has $2,762,310 available under the line). The Company was in compliance with the financial covenants as of September 30, 1997.

       At September 30, 1996, the Company had a $6,000,000 revolving line of credit with a bank with interest at 2.5% percent over the prime rate (10.75% at September 30, 1996) payable monthly. The line of credit was collateralized by accounts receivable, inventory, property and equipment. This agreement required that the Company maintain certain financial ratios and meet specified minimum levels of total assets, earnings and restrictions on the payments of dividends. The Company had borrowed $4,969,864 under the line of credit at September 30, 1996. This line of credit, which was collateralized by accounts receivable, inventories, property and equipment was paid in full during fiscal year 1997.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE I - LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following:

                                                                                     1997               1996
                                                                                  ---------          ------------
            Note to an individual with interest imputed
               at 10% per annum, payable in monthly
               payments of $2,500.                                                $ 100,604          $    116,023

            10.16%  note  to a  financial  institution  payable  in  48  monthly installments  of $16,667  plus  interest,  maturing  on August 1,
               2001, collateralized by substantially all of the
               Company's property and equipment                                     800,000                    -

            11.25%  note  to  a   financial   institution   payable  in  monthly
               installments  of  $375,  including  interest,  collateralized  by personal residence
               of the president of the PowerSteam Division                           31,653                     -

            Non interest bearing note
               to a parts vendor, payable
               in monthly installments of
               $1,000, maturing on July 1, 1998,                                     12,720                     -
                                                                                 ----------          ------------

                                                                                    944,977               116,023
               Less current maturities                                              263,255                19,265
                                                                                  ---------             ---------

                                                                                  $ 681,722              $ 96,758
                                                                                  =========              ========



                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE I - LONG-TERM OBLIGATIONS - CONTINUED

            Maturities of long-term obligations are as follows:

               Year ending
               September 30,
               1998                                     $ 263,255
               1999                                       223,515
               2000                                       225,976
               2001                                       225,997
               2002                                         6,234
               thereafter                                      -
                                                    ------------

                                                         $944,977
NOTE J - LEASES

       1.   Operating leases

       The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring through 2001. In addition, the Company leases equipment under noncancelable operating leases expiring through 2000. The minimum future rental commitments under operating leases are as follows:

                 Year ending
                    September 30,           Facilities      Equipment            Total

                      1998                     $659,622         $196,232           $855,854
                      1999                      522,030          180,143            702,173
                      2000                      510,124            3,749            513,873
                      2001                      138,144               -             138,144
                   Thereafter                        -                -                 -
                                          -------------      -----------     ------------

                                             $1,829,920         $380,124         $2,210,044
                                             ==========         ========         ==========

       The leases generally provide that property taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties. Rental expense for all operating leases was $ 570,486 and $ 402,873 for the years ended September 30, 1997 and 1996, respectively.

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE J - LEASES - CONTINUED

       2.   Capital leases

       Maturities of capital lease obligations are as follows:

                       Year ending
                      September 30,
                      1998                                   $ 78,115
                      1999                                     55,982
                      2000                                     20,125
                  Thereafter                                       -

                 Total minimum lease payments                 154,222
                 Less amount representing interest             16,869

                 Present value of net minimum lease
                    payments                                  137,353
                 Less current portion                          66,464
                                                             $ 70,889

       Included in property and equipment is $307,657 of equipment under capital leases at September 30, 1997. The related accumulated amortization is $88,128.

NOTE K - INCOME TAXES (BENEFIT)

       Income tax expense (benefit) consists of the following:

                                             1997                   1996
                                         -------------          ------------
       Current
               Federal                      $  (36,067)           $ (226,000)
               State                            (5,306)              (37,714)
                                           ------------            ----------

                                               (41,373)             (263,714)
                                            -----------             ---------
       Deferred
               Federal                        (931,233)             (152,100)
               State                          (136,994)              (24,800)
                                         --------------            ----------

                                            (1,068,227)             (176,900)
                                       ----------------           -----------

            Income tax (benefit)          $ (1,109,600)            $(440,614)
                                          =============            ==========

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE K - INCOME TAXES (BENEFIT) - CONTINUED


       Reconciliation  of  income  taxes  (benefit)   computed  at  the  federal
statutory rate of 34% is as follows:

                                                                                  1997                   1996
                                                                              -------------          ------------
            Federal income taxes at statutory rate                            $    (967,300)         $   (402,370)

            State income taxes, net of federal tax benefit                         (142,300)              (38,244)
                                                                               ------------          -------------

                                                                               $ (1,109,600)         $   (440,614)
                                                                               =============         =============

       Deferred tax assets and liabilities consist of the following:

                                                                                        1997              1996
                                                                                  -------------     -------------
            Deferred tax assets (liabilities)
                 Accumulated depreciation                                            $(165,755)         $(225,800)
                 Net operating loss                                                  1,392,658            284,100
                 Reserve for inventory obsolescence                                     71,576             92,100
                 Allowance for doubtful accounts                                        53,453            108,900
                 Reserve for warranties                                                 10,182             14,200
                 Reserve for vacation                                                    6,113             26,500
                                                                                   -----------        -----------

            Net deferred tax asset (liability)                                     $ 1,368,227         $  300,000
                                                                                   ===========         ==========


NOTE L - STOCK OPTION PLAN

The Company has a Stock Option Plan (the Plan). The Plan provides for the granting of both Incentive Stock Options (ISOs) or Non-Qualified Options (NQOs) to purchase shares of common stock. ISOs are granted at not less than market value on the date of grant whereas NQOs may be granted at not less than 85% of market value on the date of the grant. Options may be granted under the Plan to all officers, directors, and employees of the Company. In addition, NQOs may be granted to other parties who perform services for the Company.

The Company also issues warrants in conjunction with various transactions with third parties.


                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE L - STOCK OPTION PLAN- CONTINUED

The Company has adopted only the disclosure provisions of FASB No. 123, "Accounting for Stock- Based Compensation" (FAS 123). It applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretation in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                         Fiscal Year Ended
                                             September 30,

                                             1997              1996
                                        ------------     ------------
Net Loss
         As reported                   $(1,735,483)      $   (709,010)
         Pro forma                      (3,185,595)        (2,224,315)

Loss per common share
         As reported                   $     (0.54)      $      (0.26)
         Pro forma                     $     (0.99)             (0.82)

The fair value of these options and warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: expected volatility of 90.06 and
68.08 percent; risk-free interest rate of 6.33 and 6.35 percent; an expected life equal to the actual life for both periods. The weighted-average fair value of options and warrants granted was $0.83 for both 1997 and 1996.

The following is a summary of the activity relating to options and warrants through September 30, 1997:



                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE L - STOCK OPTION PLAN- CONTINUED

                                                                                         Weighted
                                            Warrants and               Exercise            average
                                            Stock Options              price            exercise price
                                           --------------          --------------      ---------------
Outstanding at October 1, 1995                         -                       -                     -
         Granted                               3,110,000           $ 6.00 - 6.50       $          6.46
         Canceled                                  5,000                    6.00                  6.00
         Exercised                                     -                       -                     -
                                            ------------

Outstanding at
September 30, 1996                             3,105,000             6.00 - 6.50                  6.46
         Granted                               3,498,000             1.38 - 3.00                  1.87
         Canceled                                154,000                    6.00                  6.00
         Exercised                               550,000             1.75 - 2.00                  1.88
                                            ------------

Outstanding at
         September 30, 1997                    5,899,000             1.38 - 6.50                  4.18
                                            ============

Exercisable at
         September 30, 1997                    5,530,700            $1.38 - 6.50       $          4.46
                                            ============

The following table summarizes information concerning currently outstanding and exercisable options and warrants:

                        Options and Warrants Outstanding

                                                Weighted-Average
                                                Remaining
Range of                   Number               Contractual Life        Weighted-Average
Exercise Prices            Outstanding         (Years)                  Exercise Price
---------------            -----------         ------------------       --------------
$1.38                        960,500                    8.2             $         1.38
  2.00 - 2.75              1,950,000                    7.5                       2.11
  3.00                        37,500                    4.7                       3.00
  6.00 - 6.50              2,951,000                    3.2                       6.48
                           ---------
                           5,899,000

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE L - STOCK OPTION PLAN- CONTINUED

                        Options and Warrants Exercisable

                                                Weighted-Average
                                                Remaining
Range of                     Number             Contractual Life             Weighted-Average
Exercise Prices            Outstanding          (Years)                      Exercise Price
---------------            -----------          ------------------           --------------
$1.38                        725,500                     9.4                 $         1.38
  2.00 - 2.75              1,935,000                     7.6                           2.11
  3.00                     -                               -                              -
  6.00 - 6.50              2,870,200                     3.2                           6.50
                           ---------
                           5,530,700


NOTE M - COMMITMENTS AND CONTINGENCIES

       1.   Employment agreements

       The Company has entered into agreements with seven key employees and officers which provide for annual salaries and incentive bonuses. Incentive bonuses are calculated as a percentage of gross profits and/or sales of the Company.

       Annual salaries under these employment agreements, in the aggregate, are as follows:

                 Year ending
                    September 30,

                      1998                    $ 704,600
                      1999                      651,850
                      2000                      578,000
                      2001                      367,200
                      2002                       37,400
                      Thereafter                     -
                                       ---------------

                                             $2,339,050




                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

       2.   Litigation

       From time to time the Company is engaged in various lawsuits or disputes as plaintiff or defendant arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these matters will not have a material impact on the Company's financial position or results of operations.

NOTE N - STOCK TRANSACTIONS

       1.   Preferred stock

       The Company is authorized to issue 5,000,000 shares of $0.01 par value preferred stock. The Board of Directors is authorized to provide for the issuance of the preferred stock in one or more series and to fix the designations, powers, preferences, and rights of any such series. No shares have been designated or issued.

       2.   Initial public offering

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

                                   (Continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE N - STOCK TRANSACTIONS - CONTINUED

3.     Stock issued in payment of notes

       In August 1997, the Company issued 88,888 shares of common stock in payment of notes payable in the amount of $104,000.

4.     Stock issued for exercised warrants

       In September 1997, the Company issued 745,000 shares of common stock associated with the exercise of certain warrants.

NOTE O - SUBSEQUENT EVENTS

       1.   Issuance of Debentures

       On October 22, 1997, the Board of Directors of the Company approved the issuance of up to $1,500,000 of 3% convertible debentures (the "Debentures") with a maximum term of 24 months. The Debentures will mature, unless earlier converted by the holders, into shares of common stock of the Company. The Company has agreed to file a registration statement with the United States Securities and Exchange Commission with respect to the Debentures.

       The Debentures are convertible by the holders thereof into the number of shares of common stock equal to the face amount of the Debentures being converted divided by the lesser of (i) eighty percent (80%) of the closing bid price of the Company's common stock as reported on the NASDAQ Small Cap market on the day of conversion, or (ii) $2.75. The Debentures may be converted in three equal installments beginning on the earlier of
       (i) the 75th day of their issuance, and continuing through the 135th day of their issuance, or (ii) the day following the effective date of the Registration Statement, through the 60th day following the effective date of the Registration Statement. The Company may cause the Debentures to be converted into shares of common stock after the 110th day following the effective date of the Registration Statement, if the common stock has traded at or above $5.50 per share for twenty consecutive days.

       2.   Restructure of notes receivable

       On November 1, 1996, the Company sold substantially all of the net assets used by the San Jose Division (the "Division") to Touche Electronics, Inc. ("Touche"), a subsidiary of TMCI Electronics, Inc., ("TMCI"). The sales price for the net assets of the Division was $3,300,000, consisting of $2,000,000 in cash, $900,000 in promissory notes and 53,669 shares of TMCI's common stock, with an agreed upon guaranteed value of $400,000. In addition, the Company had the right to receive $700,000 in contingent earnouts for a potential (but not guaranteed) total sales price of $4,000,000. The Company originally purchased the Division in March 1995, for approximately $2,100,000. As part of the transaction, Touche and TMCI also agreed to assume certain liabilities associated with the operations of the Division.

       In February 1997, TMCI filed a notice of demand for rescission of the purchase and sale of the Division. The Company filed a counterclaim against TMCI in May 1997, alleging that TMCI had defaulted in its obligations under the promissory notes. The disputes were subsequently submitted to arbitration in August 1997.

                                   (continued)

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS



NOTE O - SUBSEQUENT EVENTS - CONTINUED

       2.   Restructure of notes receivable - continued


       In December 1997, the Company and TMCI entered into a Settlement and Release Agreement (the "Settlement Agreement"), releasing each other of any and all respective claims the parties may have had against each other. The Settlement Agreement provided, in part, that TMCI issue to the Company, 137,390 shares of TMCI's common stock to replace the $900,000 of promissory notes and related accrued interest payable by TMCI to the Company. The Settlement Stock is guaranteed to have a minimum value of $7.4532 per share. In the event the Settlement Stock is sold by the Company at less than that amount, TMCI is obligated to pay the Company the difference between the sales price and the guaranteed value. The conclusion of the disputes, will allow the Company and TMCI to continue their joint sales and marketing arrangements.

       3.   Additional Loan from Credit Facility

       On December 8, 1997, the Company obtained the second term loan in the principal amount of $500,000, which bears interest at a fixed rate of 10.32% per annum (Note H). The loan is payable in 36 monthly installments of $10,417, including interest, with payments to begin in September 1998.

                                                                 Exhibit 10.13





                           LOAN AND SECURITY AGREEMENT





                             PEN INTERCONNECT, INC.

                                    Borrower

                              2351 South 2300 West
                           Salt Lake City, Utah 84119
                                     Address
                                                        87-0430260

                             Borrower Fed ID Tax No.


                                                        $6,300,000

                                  Credit Limit

                                September 4, 1997












                                CORPORATE FINANCE



file=cfla0597
Revised May 1997

THIS LOAN AND SECURITY AGREEMENT (collectively with the Schedule to Loan Agreement (the "Schedule") attached hereto, the "Agreement") dated the date set forth on the cover page, is entered into by and between the borrower named on the cover page (jointly and severally, the "Borrower"), whose address is set forth on the cover page and FINOVA Capital Corporation ("FINOVA"), whose address is 355 South Grand Avenue, Los Angeles, California 90071.

1.       DEFINITIONS.

         1.1 Defined Terms. As used in this Agreement, the following terms have the definitions set forth below:

         "ADA" has the meaning set forth in Section 4.1(aa) hereof.

         "Additional Sums" has the meaning set forth in Section 2.9(a) hereof.

         "Affiliate" means any Person controlling, controlled by or under common control with Borrower. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to direct or cause direction of the management and policies of any Person, whether through ownership of common or preferred stock or other equity interests, by contract or otherwise. Without limiting the generality of the foregoing, each of the following shall be an
Affiliate: any officer, director, employee or other agent of Borrower, any shareholder, member or subsidiary of Borrower, and any other Person with whom or which Borrower has common shareholders, officers or directors.

         "Agreement" has the meaning set forth in the preamble.

          "Applicable Usury Law" has the meaning set forth in Section 2.9(b) hereof.

         "Assignment of Life Insurance" has the meaning set forth in Section 4.1(u) hereof.

         "Blocked Account" has the meaning set forth in Section 2.10(c) hereof.

         "Business Day" means any day on which commercial banks in both Los Angeles, California and Phoenix, Arizona are open for business.

         "Capital Expenditures" means all expenditures made and liabilities incurred for the acquisition of any fixed asset or improvement, replacement, substitution or addition thereto which has a useful life of more than one year and including, without limitation, those arising in connection with Capital Leases.

         "Capital Lease" means any lease of property by Borrower that, in accordance with GAAP, should be capitalized for financial reporting purposes and reflected as a liability on the balance sheet of Borrower.

         "Closing Fee" has the meaning set forth in the Schedule.

         "Closing Date" means the date of the initial advance made by FINOVA pursuant to this Agreement.

         "Code" means the Uniform Commercial Code as adopted and in effect in the State of Arizona from time to time.

         "Collateral" has the meaning set forth in Section 3.1 hereof.

         "Collateral Monitoring Fee" has the meaning set forth in the Schedule.

         "Current Assets" at any date means the amount at which the current assets of Borrower would be shown on a balance sheet of Borrower as at such date, prepared in accordance with GAAP, provided that amounts due from Affiliates and investments in Affiliates shall be excluded therefrom.

         "Current Liabilities" at any date means the amount at which the current liabilities of Borrower would be shown on a balance sheet of Borrower as at such date, prepared in accordance with GAAP.

         "Deposit Accounts" has the meaning set forth in Section 9105 of the Code.

         "Dominion Account" has the meaning set forth in Section 2.10(c) hereof.

         "Earnings Before Interest, Taxes, Depreciation and Amortization" for any fiscal period of Borrower means the net income of Borrower for such fiscal period, plus interest expense, depreciation and amortization and provision for income taxes for such fiscal period, and minus non-recurring miscellaneous income and expenses, all calculated in accordance with GAAP.

         "Eligible Inventory" means Inventory which FINOVA, in its Permitted Discretion, deems Eligible Inventory, based on such considerations as FINOVA may from time to time deem appropriate. Without limiting the generality of the foregoing, no Inventory shall be Eligible Inventory unless, in FINOVA's Permitted Discretion, such Inventory (i) consists of raw materials and finished goods, in good, new and salable condition which are not obsolete or unmerchantable, and are not comprised of work in process, packaging materials or supplies; (ii) meets all standards imposed by any governmental agency or authority; (iii) conforms in all respects to the warranties and representations set forth herein; (iv) is at all times subject to FINOVA's duly perfected, first priority security interest; and (v) is situated at Borrower's facility at Salt Lake City, Utah or Borrower's facility at Tustin, California.

         "Eligible Receivables" means Receivables arising in the ordinary course of Borrower's business from the sale of goods or rendition of services, which FINOVA, in its Permitted Discretion, shall deem eligible based on such considerations as FINOVA may from time to time deem appropriate. Without limiting the foregoing, a Receivable shall not be deemed to be an Eligible Receivable if (i) the account debtor has failed to pay the Receivable within a period of ninety (90) days after invoice date, to the extent of any amount remaining unpaid after such period; (ii) the account debtor has failed to pay more than 25% of all outstanding Receivables owed by it to Borrower within ninety (90) days after invoice date; (iii) the account debtor is an Affiliate of Borrower; (iv) the goods relating thereto are placed on consignment, guaranteed sale, "bill and hold," "COD" or other terms pursuant to which payment by the account debtor may be conditional; (v) the account debtor is not located in the United States, unless the Receivable is supported by a letter of credit or other form of guaranty or security, in each case in form and substance satisfactory to FINOVA; (vi) the account debtor is the United States or any department, agency or instrumentality thereof or any State, city or municipality of the United States; (vii) Borrower is or may become liable to the account debtor for goods sold or services rendered by the account debtor to Borrower; (viii) the account debtor's total obligations to Borrower exceed 15% of all Eligible Receivables (or, in the case of Triconex Corp., 30% of all Eligible Receivables), to the extent of such excess; (ix) the account debtor disputes liability or makes any claim with respect thereto (up to the amount of such liability or claim), or is subject to any insolvency or bankruptcy proceeding, or becomes insolvent, fails or goes out of a material portion of its business; (x) the amount thereof consists of late charges or finance charges; (xi) the amount thereof consists of a credit balance more than ninety (90) days past due; (xii) the face amount thereof exceeds $25,000, unless accompanied by evidence of shipment of the goods relating thereto satisfactory to FINOVA in its Permitted Discretion; (xiii) the invoice constitutes a progress billing on a project not yet completed, except that the final billing at such time as the matter has been completed and delivered to the customer may be deemed an Eligible Receivable; or (xiv) the amount thereof is not yet represented by an invoice or bill issued in the name of the applicable account debtor.

         "Equipment" means all of Borrower's present and hereafter acquired machinery, molds, machine tools, motors, furniture, equipment, furnishings, fixtures, trade fixtures, motor vehicles, tools, parts, dyes, jigs, goods and other tangible personal property (other than Inventory) of every kind and description used in Borrower's operations or owned by Borrower and any interest in any of the foregoing, and all attachments, accessories, accessions, replacements, substitutions, additions or improvements to any of the foregoing, wherever located.

          "ERISA" means the Employment Retirement Income Security Act of 1974, as amended, and the regulations thereunder.

         "ERISA Affiliate" means each trade or business (whether or not incorporated and whether or not foreign) which is or may hereafter become a member of a group of which Borrower is a member and which is treated as a single employer under ERISA Section 4001(b)(1), or IRC Section 414.

         "Event of Default" means any of the events set forth in Section 7.1 of this Agreement.

         "Examination Fee" has the meaning set forth in the Schedule.

         "Excess Availability" means, as of the date of determination thereof, the amount by which the average daily total principal balance of the Revolving Credit Loans facility which Borrower would be permitted to have outstanding over the prior 30 days, based on the formulas and reserves set forth in the Schedule, exceeds the sum of the Receivable Loans and the Inventory Loans (if any) then actually outstanding, such excess then being reduced by an amount necessary to provide for the payment of all accounts payable of Borrower which are more than 30 days past due date and all book overdrafts.

        "Excess Cash Flow" means Operating Cash Flow/Permitted less each of the following (to the extent permitted hereunder): Total Contractual Debt
Service.

         "Facility Fee" has the meaning set forth in the Schedule.

         "FINOVA Affiliate" has the meaning set forth in Section 9.22 hereof.

         "GAAP" means generally accepted accounting principles in the United States of America as in effect from time to time as set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and the statements and pronouncements of the Financial Accounting Standards Boards which are applicable to the circumstances as of the date of determination consistently applied, except that, for the financial covenants set forth in this Agreement, GAAP shall be determined on the basis of such principles in effect on the date hereof and consistent with those used in the preparation of the audited financial statements delivered to Lender prior to the date hereof.

         "General Intangibles" means all general intangibles of Borrower, whether now owned or hereafter created or acquired by Borrower, including, without limitation, all choses in action, causes of action, corporate or other business records, Deposit Accounts, inventions, designs, drawings, blueprints, Trademarks, Licenses and Patents, names, trade secrets, goodwill, copyrights, registrations, licenses, franchises, customer lists, security and other deposits, rights in all litigation presently or hereafter pending for any cause or claim (whether in contract, tort or otherwise), and all judgments now or hereafter arising therefrom, all claims of Borrower against FINOVA, rights to purchase or sell real or personal property, rights as a licensor or licensee of any kind, royalties, telephone numbers, proprietary information, purchase orders, and all insurance policies and claims (including without limitation credit, liability, property and other insurance) tax refunds and claims, computer programs, discs, tapes and tape files, claims under guaranties, security interests or other security held by or granted to Borrower to secure payment of any of the Receivables by an account debtor, all rights to indemnification and all other intangible property of every kind and nature (other than Receivables).

         "Guarantor(s)" has the meaning set forth in the Schedule.

          "Indebtedness" means all of Borrower's present and future obligations, liabilities, debts, claims and indebtedness, contingent, fixed or otherwise, however evidenced, created, incurred, acquired, owing or arising, whether under written or oral agreement, operation of law or otherwise, and includes, without limiting the foregoing (i) the Obligations, (ii) obligations and liabilities of any Person secured by a lien, claim, encumbrance or security interest upon property owned by Borrower, even though Borrower has not assumed or become liable therefor, (iii) obligations and liabilities created or arising under any lease (including Capital Leases) or conditional sales contract or other title retention agreement with respect to property used or acquired by Borrower, even though the rights and remedies of the lessor, seller or lender are limited to repossession, (iv) all unfunded pension fund obligations and liabilities and (v) deferred taxes.

         "Initial Term" has the meaning set forth on the Schedule.

         "Insurance Collateral" has the meaning set forth in Section 4.1(u) hereof.

         "Inventory" means all of Borrower's now owned and hereafter acquired goods, merchandise or other personal property, wherever located, to be furnished under any contract of service or held for sale or lease, all raw materials, work in process, finished goods and materials and supplies of any kind, nature or description which are or might be used or consumed in Borrower's business or used in connection with the manufacture, packing, shipping, advertising, selling or finishing of such goods, merchandise or other personal property, and all documents of title or other documents representing them.

         "Inventory Loans" has the meaning set forth in the Schedule.

         "IRC" means the Internal Revenue Code of 1986, as amended, and the regulations thereunder.

          "Life Insurance Policy" has the meaning set forth in Section 4.1(u) hereof.

         "Loans" has the meaning set forth in Section 2.2 hereof.

         "Loan Documents" means, collectively, this Agreement, any note or notes executed by Borrower and payable to FINOVA, and any other present or future agreement entered into in connection with this Agreement, together with all alterations, amendments, changes, extensions, modifications, refinancings, refundings, renewals, replacements, restatements, or supplements, of or to any of the foregoing.

         "Loan  Party"  means  Borrower,  each  Guarantor,   each  Subordinating
Creditor and each other party (other than FINOVA) to any Loan Document.

         "Loan Reserves" means, as of any date of determination, such amounts as FINOVA may from time to time establish and revise in good faith reducing the amount of Revolving Credit Loans and Letters of Credit which would otherwise be available to Borrower under the lending formula(s) provided in the Schedule: (a) to reflect events, conditions, contingencies or risks which, as determined by FINOVA in good faith, do or may affect either (i) the Collateral or any other property which is security for the Obligations or its value, (ii) the assets, business or prospects of Borrower or any Guarantor or (iii) the security interests and other rights of FINOVA in the Collateral (including the enforceability, perfection and priority thereof) or (b) to reflect FINOVA's good faith belief that any collateral report or financial information furnished by or on behalf of Borrower or any Guarantor to FINOVA is or may have been incomplete, inaccurate or misleading in any material respect or (c) in respect of any state of facts which FINOVA determines in good faith constitutes an Event of Default or may, with notice or passage of time or both, constitute an Event of Default."

         "Loan Year" means each twelve month period commencing on the Closing Date.

         "Maximum Interest Rate" has the meaning set forth in Section 2.9(c) hereof.

         "Minimum Interest Charge" has the meaning set forth in the Schedule.

         "Multiemployer Plan" means a "multiemployer plan" as defined in ERISA Sections 3(37) or 4001(a)(3) or IRC Section 414(f) which covers employees of Borrower or any ERISA Affiliate.

         "Net Worth" at any date means the Borrower's net worth as determined in accordance with GAAP.

         "Obligations" means all present and future loans, advances, debts, liabilities, obligations, covenants, duties and indebtedness at any time owing by Borrower to FINOVA, whether evidenced by this Agreement, any note or other instrument or document, whether arising from an extension of credit, opening of a letter of credit, banker's acceptance, loan, guaranty, indemnification or otherwise, whether direct or indirect (including, without limitation, those acquired by assignment and any participation by FINOVA in Borrower's debts owing to others), absolute or contingent, due or to become due, including, without limitation, all interest, charges, expenses, fees, attorney's fees, expert witness fees, Examination Fee, letter of credit fees, Collateral Monitoring Fee, Closing Fee, Facility Fee, Termination Fee, Minimum Interest Charge and any other sums chargeable to Borrower hereunder or under any other agreement with FINOVA.

         "Operating Cash Flow/Actual" means, for any period, Borrower's net income or loss (excluding the effect of any extraordinary gains or losses), determined in accordance with GAAP, plus or minus each of the following items, to the extent deducted from or added to the revenues of Borrower in the calculation of net income or loss: (i) depreciation; (ii) amortization and other non-cash charges; (iii) interest expense paid or accrued; (iv) total federal and state income tax expense determined as the accrued liability of Borrower in respect of such period, regardless of what portion of such expense has actually been paid by Borrower during such period, and after deduction for each of (a) federal and state income taxes, to the extent actually paid during such period;
(b) any non-cash income; and (c) all actual Capital Expenditures made during such period and not financed.

         "Operating Cash Flow/Permitted" means, for any period, Borrower's net income or loss (excluding the effect of any extraordinary gains or losses), determined in accordance with GAAP, plus or minus each of the following items, to the extent deducted from or added to the revenues of Borrower in the calculation of net income or loss: (i) depreciation; (ii) amortization and other non-cash charges; (iii) interest expense paid or accrued; (iv) total federal and state income tax expense determined as the accrued liability of Borrower in respect of such period, regardless of what portion of such expense has actually been paid by Borrower during such period; after deduction for each of (a) federal and state income taxes, to the extent actually paid during such period;
(b) any non-cash income; and (c) all permitted Capital Expenditures (without regard to any waiver given by FINOVA with respect to any limitation on such Capital Expenditures) actually made during such period and not financed.

         "Overadvance" has the meaning set forth in Section 2.3.

         "Overline" has the meaning set forth in Section 2.3.

         "PBGC" means the Pension Benefit Guarantee Corporation.

         "Permitted Discretion" means FINOVA's judgment exercised in good faith based upon its consideration of any factor which FINOVA believes in good faith:
(i) will or could adversely affect the value of any Collateral, the enforceability or priority of FINOVA's liens thereon or the amount which FINOVA would be likely to receive (after giving consideration to delays in payment and costs of enforcement) in the liquidation of such Collateral; (ii) suggests that any collateral report or financial information delivered to FINOVA by any Person on behalf of the Borrower is incomplete, inaccurate or misleading in any material respect; (iii) materially increases the likelihood of a bankruptcy, reorganization or other insolvency proceeding involving the Borrower, any Loan Party or any of the Collateral, or (iv) creates or reasonably could be expected to create an Event of Default. In exercising such judgment, FINOVA may consider such factors already included in or tested by the definition of Eligible Receivables or Eligible Inventory, as well as any of the following: (i) the financial and business climate of the Borrower's industry and general macroeconomic conditions, (ii) changes in collection history and dilution with respect to the Receivables, (iii) changes in demand for, and pricing of, Inventory, (iv) changes in any concentration of risk with respect to Receivables and/or Inventory, and (v) any other factors that change the credit risk of lending to the Borrower on the security of the Receivables and Inventory. The burden of establishing lack of good faith hereunder shall be on the Borrower.

         "Permitted Encumbrance" means each of the liens, mortgages and other security interests set forth on the Schedule.

         "Person" means any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, limited liability company, government, or any agency or political division thereof, or any other entity.

         "Plan" means any plan described in ERISA Section 3(2) maintained for employees of Borrower or any ERISA Affiliate, other than a Multiemployer Plan.

         "Prepared Financials" means the balance sheets of Borrower as of the date set forth in the Schedule in the section entitled 'Reporting Requirements' , and as of each subsequent date on which audited balance sheets are delivered to FINOVA from time to time hereunder, and the related statements of operations, changes in stockholder's equity and changes in cash flow for the periods ended on such dates.

         "Prime Rate" has the meaning set forth in the Schedule.

         "Prohibited Transaction" means any transaction described in Section 406 of ERISA which is not exempt by reason of Section 408 of ERISA, and any transaction described in Section 4975(c) of the IRC which is not exempt by reason of Section 4975(c)(2) of the IRC.

           "Receivable Loans" has the meaning set forth on the Schedule.

         "Receivables" means all of Borrower's now owned and hereafter acquired accounts (whether or not earned by performance), proceeds of any letters of credit naming Borrower as beneficiary, contract rights, chattel paper, instruments, documents and all other forms of obligations at any time owing to Borrower, all guaranties and other security therefor, whether secured or unsecured, all merchandise returned to or repossessed by Borrower, and all rights of stoppage in transit and all other rights or remedies of an unpaid vendor, lienor or secured party.

         "Renewal Term" has the meaning set forth on the Schedule.

         "Reportable Event" means a reportable event described in Section 4043 of ERISA or the regulations thereunder, a withdrawal from a Plan described in
Section 4063 of ERISA, or a cessation of operations described in Section 4068(f) of ERISA.

         "Revolving Credit Loans" has the meaning set forth in the Schedule.

         "Revolving Credit Limit" has the meaning set forth in the Schedule.

         "Revolving Interest Rate" has the meaning set forth in the Schedule.

         "Schedule" has the meaning set forth in the preamble.

         "Senior Contractual Debt Service" means, for any period, the sum of payments made or required to be made by Borrower during such period for (i) interest and scheduled principal payments due on any Term Loans (excluding voluntary prepayment and payments made from Borrower's Excess Cash Flow, as required pursuant to the Schedule), and (ii) interest only payments due on the Revolving Credit Loans facility plus the Collateral Monitoring Fee, the Facility Fee and the Unused Line Fee (if any).

         "Start Date" has the meaning set forth in the Schedule.

         "Subordinated Debt" means liabilities of Borrower the repayment of which is subordinated, to the payment and performance of the Obligations, pursuant to a subordination agreement acceptable to FINOVA in its sole discretion.

         "Subordinating Creditor" has the meaning set forth in the Schedule.

         "Term Loans" has the meaning set forth in the Schedule.

         "Termination Fee" has the meaning set forth in Section 9.2(d) hereof.

         "Total Contractual Debt Service" means, for any period, the sum of payments made (or, as to clause (i) of this sentence, required to be made) by Borrower during such period for (i) Senior Contractual Debt Service, (ii) interest and scheduled principal payments due on any and all other Indebtedness of Borrower, including without limitation the Subordinated Debt.

         "Total Facility" has the meaning set forth in Section 2.1 hereof.

         "Trademarks, Copyrights, Licenses and Patents" means all of Borrower's right, title and interest in and to, whether now owned or hereafter acquired:
(i) trademarks, trademark registrations, trade names, trade name registrations, and trademark or trade name applications, including without limitation such as are listed on the Schedule attached hereto and made a part hereof, as the same may be amended from time to time, and (a) renewals thereof, (b) all income, royalties, damages and payments now and hereafter due and/or payable with respect thereto, including without limitation, damages and payments for past or future infringements thereof, (c) the right to sue for past, present and future infringements thereof, (d) all rights corresponding thereto throughout the world, and (e) the goodwill of the business operated by Borrower connected with and symbolized by any trademarks or trade names; (ii) copyrights, copyright registrations and copyright applications, including without limitation such as are listed on the Schedule attached hereto and made a part hereof, as the same may be amended from time to time, and (a) renewals thereof, (b) all income, royalties, damages and payments now and hereafter due and/or payable with respect thereto, including without limitation, damages and payments for past or future infringements thereof, (c) the right to sue for past, present and future infringements thereof, and (d) all rights corresponding thereto throughout the world; (iii) license agreements, including without limitation such as are listed on the Schedule attached hereto and made a part hereof, and the right to prepare for sale, sell and advertise for sale any Inventory now or hereafter owned by

Borrower and now or hereafter covered by such licenses; and (iv) patents and patent applications, registered or pending, including without limitation such as are listed on the Schedule attached hereto, together with all income, royalties, shop rights, damages and payments thereto, the right to sue for infringements thereof, and all rights thereto throughout the world and all reissues, divisions, continuations, renewals, extensions and continuations- in-part thereof.

         "Unused Line Fee" has the meaning set forth in the Schedule.

1.2 Other Terms. All accounting terms used in this Agreement, unless otherwise indicated, shall have the meanings given to such terms in accordance with GAAP. All other terms contained in this Agreement, unless otherwise indicated, shall have the meanings provided by the Code, to the extent such terms are defined therein.

2.  LOANS; INTEREST RATE AND OTHER CHARGES.

         2.1 Total Facility. Upon the terms and conditions set forth herein and provided that no Event of Default or event which, with the giving of notice or the passage of time, or both, would constitute an Event of Default, shall have occurred and be continuing, FINOVA shall, upon Borrower's request, make advances to Borrower from time to time in an aggregate outstanding principal amount not to exceed the Total Facility amount (the "Total Facility") set forth on the Schedule hereto, subject to deduction of reserves for accrued interest and such other reserves as FINOVA deems proper from time to time, and less amounts FINOVA may be obligated to pay in the future on behalf of Borrower. The Schedule is an integral part of this Agreement and all references to "herein", "herewith" and words of similar import shall for all purposes be deemed to include the Schedule.

         2.2 Loans. Advances under the Total Facility ("Loans" and individually, a "Loan") shall be comprised of the amounts shown on the Schedule.

         2.3 Overlines; Overadvances. If at any time or for any reason the outstanding amount of advances (including all Letters of Credit) extended or issued pursuant hereto exceeds any of the dollar limitations ("Overline") or percentage limitations ("Overadvance") in the Schedule, then Borrower shall, upon FINOVA's demand, immediately pay to FINOVA, in cash, the full amount of such Overline or Overadvance which, at FINOVA's option, may be applied to reduce the outstanding principal balance of the Loans and/or cash collateralize all or any part of any outstanding Letters of Credit. Without limiting Borrower's obligation to repay to FINOVA on demand the amount of any Overline or Overadvance, Borrower agrees to pay FINOVA interest on the outstanding principal amount of any Overline or Overadvance, on demand, at the rate set forth on the Schedule and applicable to the Revolving Credit Loans.

         2.4    Letters of Credit  [Not applicable]

         2.5 Loan Account. All advances made hereunder (including without limitation all advances made by FINOVA under or in connection with any Letter of Credit) shall be added to and deemed part of the Obligations when made. FINOVA may from time to time charge all Obligations of Borrower to Borrower's loan account with FINOVA.

         2.6 Interest; Fees. Borrower shall pay FINOVA interest on the daily outstanding balance of the Obligations at the per annum rate set forth on the Schedule. Borrower shall also pay FINOVA the fees set forth on the Schedule.

         2.7 Default Interest Rate. Upon the occurrence and during the continuation of an Event of Default, Borrower shall pay FINOVA interest on the daily outstanding balance of the Obligations and any L/C Fee at a rate per annum which is two percent (2%) in excess of the rate which would otherwise be applicable thereto pursuant to the Schedule.

         2.8 Examination Fee. Borrower agrees to pay to FINOVA the Examination Fee in the amount set forth on the Schedule in connection with each audit or examination of Borrower performed by FINOVA prior to or after the date hereof. Without limiting the generality of the foregoing, Borrower shall pay to FINOVA an initial Examination Fee in an amount equal to the amount set forth on the Schedule. Such initial Examination Fee shall be deemed fully earned at the time of payment and due and payable upon the closing of this transaction, and shall be deducted from any good faith deposit paid by Borrower to FINOVA prior to the date of this Agreement.

         2.9    Excess Interest.

         (a) The contracted for rate of interest of the loan contemplated hereby, without limitation, shall consist of the following: (i) the interest rate set forth on the Schedule, calculated and applied to the principal balance of the Obligations in accordance with the provisions of this Agreement; (ii) interest after an Event of Default, calculated and applied to the amount of the Obligations in accordance with the provisions hereof; and (iii) all Additional Sums (as herein defined), if any. Borrower agrees to pay an effective contracted for rate of interest which is the sum of the above-referenced elements. The Examination Fee, attorneys fees, expert witness fees, letter of credit fees, collateral monitoring fees, closing fees, facility fees, Termination Fees, Minimum Interest Charges, other charges, goods, things in action or any other sums or things of value paid or payable by Borrower (collectively, the "Additional Sums"), whether pursuant to this Agreement or any other documents or instruments in any way pertaining to this lending transaction, or otherwise with respect to this lending transaction, that under any applicable law may be deemed to be interest with respect to this lending transaction, for the purpose of any applicable law that may limit the maximum amount of interest to be charged with respect to this lending transaction, shall be payable by Borrower as, and shall be deemed to be, additional interest and for such purposes only, the agreed upon and "contracted for rate of interest" of this lending transaction shall be deemed to be increased by the rate of interest resulting from the inclusion of the Additional Sums.

         (b) It is the intent of the parties to comply with the usury laws of the State of Arizona (the "Applicable Usury Law"). Accordingly, it is agreed that notwithstanding any provisions to the contrary in this Agreement, or in any of the documents securing payment hereof or otherwise relating hereto, in no event shall this Agreement or such documents require the payment or permit the collection of interest in excess of the maximum contract rate permitted by the Applicable Usury Law (the "Maximum Interest Rate"). In the event (a) any such excess of interest otherwise would be contracted for, charged or received from Borrower or otherwise in connection with the loan evidenced hereby, or (b) the maturity of the Obligations is accelerated in whole or in part, or (c) all or part of the Obligations shall be prepaid, so that under any of such circumstances the amount of interest contracted for, shared or received in connection with the loan evidenced hereby, would exceed the Maximum Interest Rate, then in any such event (1) the provisions of this paragraph shall govern and control, (2) neither Borrower nor any other Person now or hereafter liable for the payment of the Obligations shall be obligated to pay the amount of such interest to the extent that it is in excess of the Maximum Interest Rate, (3) any such excess which may have been collected shall be either applied as a credit against the then unpaid principal amount of the Obligations or refunded to Borrower, at FINOVA's option, and (4) the effective rate of interest shall be automatically reduced to the Maximum Interest Rate. It is further agreed, without limiting the generality of the foregoing, that to the extent permitted by the Applicable Usury Law; (x) all calculations of interest which are made for the purpose of determining whether such rate would exceed the Maximum Interest Rate shall be made by amortizing, prorating, allocating and spreading during the period of the full stated term of the loan evidenced hereby, all interest at any time contracted for, charged or received from Borrower or otherwise in connection with such loan; and (y) in the event that the effective rate of interest on the loan should at any time exceed the Maximum Interest Rate, such excess interest that would otherwise have been collected had there been no ceiling imposed by the Applicable Usury Law shall be paid to FINOVA from time to time, if and when the effective interest rate on the loan otherwise falls below the Maximum Interest Rate, to the extent that interest paid to the date of calculation does not exceed the Maximum Interest Rate, until the entire amount of interest which would otherwise have been collected had there been no ceiling imposed by the Applicable Usury Law has been paid in full. Borrower further agrees that should the Maximum Interest Rate be increased at any time hereafter because of a change in the Applicable Usury Law, then to the extent not prohibited by the Applicable Usury Law, such increases shall apply to all indebtedness evidenced hereby regardless of when incurred; but, again to the extent not prohibited by the Applicable Usury Law, should the Maximum Interest Rate be decreased because of a change in the Applicable Usury Law, such decreases shall not apply to the indebtedness evidenced hereby regardless of when incurred.

         2.10   Principal Payments; Proceeds of  Collateral.

         (a) Principal Payments. Except where evidenced by notes or other instruments issued or made by Borrower to FINOVA specifically containing payment provisions which are in conflict with this Section 2.10 (in which event the conflicting provisions of said notes or other instruments shall govern and control), that portion of the Obligations consisting of principal payable on account of Loans shall be payable by Borrower to FINOVA immediately upon the earliest of (i) the receipt by FINOVA or Borrower of any proceeds of any of the Collateral, to the extent of said proceeds, (ii) the occurrence of an Event of Default in consequence of which FINOVA elects to accelerate the maturity and payment of such loans, or (iii) any termination of this Agreement pursuant to
Section 9.2 hereof; provided, however, that any Overadvance or Overline shall be payable on demand pursuant to the provisions of Section 2.3 hereof.

         (b) Collections. Until FINOVA notifies Borrower to the contrary, Borrower may make collection of all Receivables for FINOVA and shall receive all such payments or sums as trustee of FINOVA and immediately deliver all such payments or sums to FINOVA in their original form, duly endorsed in blank or cause the same to be deposited into a Blocked Account or Dominion Account. FINOVA or its designee may, at any time, notify account debtors that the Receivables have been assigned to FINOVA and of FINOVA's security interest therein, and may collect the Receivables directly and charge the collection costs and expenses to Borrower's loan account. Borrower agrees that, in computing the charges under this Agreement, all items of payment shall be deemed applied by FINOVA on account of the Obligations three (3) Business Days after receipt by FINOVA of good funds which have been finally credited to FINOVA's account, whether such funds are received directly from Borrower or from the Blocked Account bank or the Dominion Account bank, pursuant to Section 2.10(c) hereof, and this provision shall apply regardless of the amount of the Obligations outstanding or whether any Obligations are outstanding; provided, that if any such good funds are received after 12:00 p.m. noon (Los Angeles time) on any Business Day or at any time on any day not constituting a Business Day, such funds shall be deemed received on the immediately following Business Day. FINOVA is not, however, required to credit Borrower's account for the amount of any item of payment which is unsatisfactory to FINOVA in its Permitted Discretion and FINOVA may charge Borrower's loan account for the amount of any item of payment which is returned to FINOVA unpaid.

         (c) Establishment of a Lockbox Account or Dominion Account. Unless Borrower shall be otherwise directed by FINOVA in writing, Borrower shall cause all proceeds of Collateral to be deposited into a lockbox account, or such other "blocked account" as FINOVA may require (each, a "Blocked Account") pursuant to an arrangement with such bank as may be selected by Borrower and be acceptable to FINOVA which proceeds, unless otherwise provided herein, shall be applied in payment of the Obligations in such order as FINOVA determines in its sole discretion. Borrower shall issue to any such bank an irrevocable letter of instruction directing said bank to transfer such funds so deposited to FINOVA, either to any account maintained by FINOVA at said bank or by wire transfer to appropriate account(s) of FINOVA. All funds deposited in a Blocked Account shall immediately become the sole property of FINOVA and Borrower shall obtain the agreement by such bank to waive any offset rights against the funds so deposited. FINOVA assumes no responsibility for any Blocked Account arrangement, including without limitation, any claim of accord and satisfaction or release with respect to deposits accepted by any bank thereunder. Alternatively, FINOVA may establish depository accounts in the name of FINOVA at a bank or banks for the deposit of such funds (each, a "Dominion Account") and Borrower shall deposit all proceeds of Receivables and all cash proceeds of any sale of Inventory or, to the extent permitted herein, Equipment or cause same to be deposited, in kind, in such Dominion Accounts of FINOVA in lieu of depositing same to Blocked Accounts, and, unless otherwise provided herein, all such funds shall be applied by FINOVA to the Obligations in such order as FINOVA determines in its sole discretion.

         (d) Payments Without Deductions. Borrower shall pay principal, interest, and all other amounts payable hereunder, or under any other Loan Document, without any deduction whatsoever, including, but not limited to, any deduction for any setoff or counterclaim.

         (e) Collection Days Upon Repayment. In the event Borrower repays the Obligations in full at any time hereafter, such payment in full shall be credited (conditioned upon final collection) to Borrower's loan account three
(3) Business Days after FINOVA's receipt thereof.

         (f) Monthly Accountings. FINOVA shall provide Borrower monthly with an account of advances, charges, expenses and payments made pursuant to this Agreement. Such account shall be deemed correct, accurate and binding on Borrower and an account stated (except for reverses and reapplications of payments made and corrections of errors discovered by FINOVA), unless Borrower notifies FINOVA in writing to the contrary within thirty (30) days after each account is rendered, describing the nature of any alleged errors or admissions.

         2.11 Application of Collateral. Except as otherwise provided herein, FINOVA shall have the continuing and exclusive right to apply or reverse and re-apply any and all payments to any portion of the Obligations in such order and manner as FINOVA shall determine in its sole discretion. To the extent that Borrower makes a payment or FINOVA receives any payment or proceeds of the Collateral for Borrower's benefit which is subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, debtor in possession, receiver or any other party under any bankruptcy law, common law or equitable cause, or otherwise, then, to such extent, the Obligations or part thereof intended to be satisfied shall be revived and continue as if such payment or proceeds had not been received by FINOVA.

         2.12 Application of Payments. The amount of all payments or amounts received by FINOVA with respect to the Loan shall be applied to the extent applicable under this Agreement: (i) first, to accrued interest through the date of such payment, including any Default Interest; (ii) then, to any late fees, overdue risk assessments, Examination Fee and expenses, collection fees and expenses and any other fees and expenses due to FINOVA hereunder; and (iii) last, the remaining balance, if any, to the unpaid principal balance of the Loan; provided however, while an Event of Default exists under this Agreement, or under any other Loan Document, each payment hereunder shall be (x) held as cash collateral to secure Obligations relating to any Letters of Credit or other contingent obligations arising under the Loan Documents and/or (y) applied to amounts owed to FINOVA by Borrower as FINOVA in its sole discretion may determine. In calculating interest and applying payments as set forth above: (a) interest shall be calculated and collected through the date a payment is actually applied by FINOVA under the terms of this Agreement; (b) interest on the outstanding balance shall be charged during any grace period permitted hereunder; (c) at the end of each month, all accrued and unpaid interest and other charges provided for hereunder shall be added to the principal balance of the Loan; and (d) to the extent that Borrower makes a payment or FINOVA receives any payment or proceeds of the Collateral for Borrower's benefit that is subsequently invalidated, set aside or required to be repaid to any other Person, then, to such extent, the Obligations intended to be satisfied shall be revived and continue as if such payment or proceeds had not been received by FINOVA and FINOVA may adjust the Loan balances as FINOVA, in its sole discretion, deems appropriate under the circumstances.

         2.13 Notification of Closing. Borrower shall provide FINOVA with at least forty-eight (48) hours prior written notice of the Closing Date, to enable FINOVA to arrange for the availability of funds. In the event the closing does not take place on the date specified in Borrower's notice to FINOVA, other than through the fault of FINOVA, Borrower agrees to reimburse FINOVA for FINOVA's costs to maintain the necessary funds available for the closing, at the Term Interest Rate with respect to the amount specified in the Schedule, and at the Revolving Interest Rate with respect to an amount equal to the initial advance under the Revolving Credit Loans facility which is to be made on the Closing Date*, for the number of days which elapse between the date specified in Borrower's notice and the date upon which the closing actually occurs (which number of days shall not include the date specified in Borrower's notice, but shall include the Closing Date).

         *as set forth in the Schedule

3.       SECURITY.

         3.1 Security Interest in the Collateral. To secure the payment and performance of the Obligations when due, Borrower hereby grants to FINOVA a first priority security interest

(subject only to Permitted Encumbrances) in all of Borrower's now owned or hereafter acquired or arising Inventory, Equipment, Receivables, life insurance policies and the proceeds thereof, Trademarks, Copyrights, Licenses and Patents, Investment Property (as defined in Section 9-115 of the Code) and General Intangibles, including, without limitation, all of Borrower's Deposit Accounts, money, any and all property now or at any time hereafter in FINOVA's possession (including claims and credit balances), and all proceeds (including proceeds of any insurance policies, proceeds of proceeds and claims against third parties), all products and all books and records and computer data related to any of the foregoing (all of the foregoing, together with all other property in which FINOVA may be granted a lien or security interest, is referred to herein, collectively, as the "Collateral").

         3.2 Perfection and Protection of Security Interest. Borrower shall, at its expense, take all actions requested by FINOVA at any time to perfect, maintain, protect and enforce FINOVA's first priority security interest and other rights in the Collateral and the priority thereof from time to time, including, without limitation, (i) executing and filing financing or continuation statements and amendments thereof and executing and delivering such documents and titles in connection with motor vehicles as FINOVA shall require, all in form and substance satisfactory to FINOVA, (ii) maintaining a perpetual inventory and complete and accurate stock records, (iii) delivering to FINOVA warehouse receipts covering any portion of the Collateral located in warehouses and for which warehouse receipts are issued, and transferring Inventory to warehouses designated by FINOVA, (iv) placing notations on Borrower's books of account to disclose FINOVA's security interest therein and (v) delivering to FINOVA all letters of credit on which Borrower is named beneficiary. FINOVA may file, without Borrower's signature, one or more financing statements disclosing FINOVA's security interest under this Agreement. Borrower agrees that a carbon, photographic, photostatic or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement. If any Collateral is at any time in the possession or control of any warehouseman, bailee or any of Borrower's agents or processors, Borrower shall notify such Person of FINOVA's security interest in such Collateral and, upon FINOVA's request, instruct them to hold all such Collateral for FINOVA's account subject to FINOVA's instructions. From time to time, Borrower shall, upon FINOVA's request, execute and deliver confirmatory written instruments pledging the Collateral to FINOVA, but Borrower's failure to do so shall not affect or limit FINOVA's security interest or other rights in and to the Collateral. Until the Obligations have been fully satisfied and FINOVA's obligation to make further advances hereunder has terminated, FINOVA's security interest in the Collateral shall continue in full force and effect.

         3.3 Preservation of Collateral. FINOVA may, in its Permitted Discretion, at any time discharge any lien or encumbrance on the Collateral or bond the same, pay any insurance, maintain guards, pay any service bureau, obtain any record or take any other action to preserve the Collateral and charge the cost thereof to Borrower's loan account as an Obligation.

         3.4 Insurance. Borrower will maintain and deliver evidence to FINOVA of such insurance as is required by FINOVA, written by insurers, in amounts, and with lender's loss payee, additional insured, and other endorsements, satisfactory to FINOVA. All premiums with respect to such insurance shall be paid by Borrower as and when due. Accurate and certified copies of the policies shall be delivered by Borrower to FINOVA. If Borrower fails to comply with this Section, FINOVA may (but shall not be required to) procure such insurance and endorsements at Borrower's expense and charge the cost thereof to Borrower's loan account as an Obligation.

         3.5    Collateral Reporting; Inventory.

         (a) Invoices. Borrower shall not re-date any invoice or sale from the original date thereof or make sales on extended terms beyond those customary in Borrower's industry, or otherwise extend or modify the term of any Receivable. If Borrower becomes aware of any matter affecting any Receivable, including information affecting the credit of the account debtor thereon, Borrower shall promptly notify FINOVA in writing.

         (b) Instruments. In the event any Receivable is or becomes evidenced by a promissory note, trade acceptance or any other instrument for the payment of money, Borrower shall immediately deliver such instrument to FINOVA appropriately endorsed to FINOVA and, regardless of the form of any presentment, demand, notice of dishonor, protest and notice of protest with respect thereto, Borrower shall remain liable thereon until such instrument is paid in full.

         (c) Physical Inventory. Borrower shall conduct a physical count of the Inventory at such intervals as FINOVA requests and promptly supply FINOVA with a copy of such accounts accompanied by a report of the value (calculated at the lower of cost or market value on a first in, first out basis) of the Inventory and such additional information with respect to the Inventory as FINOVA may request from time to time.

         (d) Returns. For so long as no Event of Default has occurred and is continuing and subject to the provisions of Section 3.6(b), if any account debtor returns any Inventory to Borrower in the ordinary course of its business, Borrower shall promptly determine the reason for such return and promptly issue a credit memorandum to the account debtor (sending a copy to FINOVA) in the appropriate amount. In the event any attempted return occurs after the occurrence of any Event of Default, Borrower shall (i) hold the returned Inventory in trust for FINOVA, (ii) segregate all returned Inventory from all of Borrower's other property, (iii) conspicuously label the returned Inventory as FINOVA's property, and (iv) immediately notify FINOVA of the return of any Inventory, specifying the reason for such return, the location and condition of the returned Inventory, and on FINOVA's request deliver such returned Inventory to FINOVA.

         (e) Borrower shall not consign any Inventory.

         3.6    Receivables.

(a) Eligibility. (i) Borrower represents and warrants that each Receivable covers and shall cover a bona fide sale or lease and delivery by it of goods or the rendition by it of services in the ordinary course of its business, and shall be for a liquidated amount and FINOVA's security interest shall not be subject to any offset, deduction, counterclaim, rights of return or cancellation, lien or other condition. If any representation or warranty herein is breached as to any Receivable or any Receivable ceases to be an Eligible Receivable for any reason other than payment thereof, then FINOVA may, in addition to its other rights hereunder, designate any and all Receivables owing by that account debtor as not Eligible Receivables; provided, that FINOVA shall in any such event retain its security interest in all Receivables, whether or not Eligible Receivables, until the Obligations have been fully satisfied and FINOVA's obligation to provide loans hereunder has terminated.

         (ii) FINOVA at any time shall be entitled to (i) establish and increase or decrease reserves against Eligible Receivables and Eligible Inventory, (ii) reduce the advance rates in the Schedule or restore such advance rates to any level equal to or below the advance rates set forth in the Schedule or (iii) impose additional restrictions (or eliminate the same) to the standards of eligibility set forth in the definitions of "Eligible Receivables" and "Eligible Inventory," in the exercise of its Permitted Discretion. FINOVA may but shall not be required to rely on the schedules an/or reports delivered to FINOVA in connection herewith in determining the then eligibility of Receivables and Inventory. Reliance thereon by FINOVA from time to time shall not be deemed to limit the right of FINOVA to revise advance rates or standards of eligibility as provided above.

         (b) Disputes. Borrower shall notify FINOVA promptly of all disputes or claims and settle or adjust such disputes or claims at no expense to FINOVA, but no discount, credit or allowance shall be granted to any account debtor and no returns of merchandise shall be accepted by Borrower without FINOVA's consent, except for discounts, credits and allowances made or given in the ordinary course of Borrower's business. FINOVA may, at any time after the occurrence of an Event of Default, settle or adjust disputes or claims directly with account debtors for amounts and upon terms which FINOVA considers advisable in its reasonable credit judgment and, in all cases, FINOVA shall credit Borrower's loan account with only the net amounts received by FINOVA in payment of any Receivables.

         3.7 Equipment. Borrower shall keep and maintain the Equipment in good operating condition and repair and make all necessary replacements thereto to maintain and preserve the value and operating efficiency thereof at all times consistent with Borrower's past practice, ordinary wear and tear excepted. Borrower shall not permit any item of Equipment to become a fixture (other than a trade fixture) to real estate or an accession to other property.

         3.8 Other Liens; No Disposition of Collateral. Borrower represents, warrants and covenants that except for FINOVA's security interest, Permitted Encumbrances, and such other liens, claims and encumbrances as may be permitted by FINOVA in its sole discretion from time to time in writing, (a) all Collateral is and shall continue to be owned by it free and clear of all liens, claims and encumbrances whatsoever and (b) Borrower shall not, without FINOVA's prior written approval, sell, encumber or dispose of or permit the sale, encumbrance or disposal of any Collateral or all or any substantial part of any of its other assets (or any interest of Borrower therein), except for the sale of Inventory in the ordinary course of Borrower's business. In the event FINOVA gives any such prior written approval with respect to any such sale of Collateral, the same may be conditioned on the sale price being equal to, or greater than, an amount acceptable to FINOVA. The proceeds of any such sales of Collateral shall be remitted to FINOVA pursuant to this Agreement for application to the Obligations.

         3.9 Collateral Security. The Obligations shall constitute one loan secured by the Collateral. FINOVA may, in its sole discretion, (i) exchange, enforce, waive or release any of the Collateral, (ii) apply Collateral and direct the order or manner of sale thereof as it may determine, and (iii) settle, compromise, collect or otherwise liquidate any Collateral in any manner without affecting its right to take any other action with respect to any other Collateral.

4.       CONDITIONS OF CLOSING.

         4.1 Initial Advance. The obligation of FINOVA to make the initial advance hereunder or to issue or arrange for the issuance of the initial Letter of Credit hereunder is subject to the fulfillment, to the satisfaction of FINOVA and its counsel, of each of the following conditions on or prior to the date set forth on the Schedule:

         (a) Loan Documents. FINOVA shall have received each of the following Loan Documents: (i) the Agreement fully and properly executed by Borrower; (ii) promissory notes in such amounts and on such terms and conditions as FINOVA shall specify, executed by Borrower; (iii) Guaranties executed by each of the Guarantors and/or Validity and Support Agreements executed by the applicable parties; (iv) such security agreements, intellectual property assignments, pledge agreements, mortgages and deeds of trust as FINOVA may require with respect to this Agreement and any Guaranties, executed by each of the parties thereto and, if applicable, duly acknowledged for recording or filing in the appropriate governmental offices; (v) Subordination Agreements in form and substance acceptable to FINOVA, executed by each of the Subordinating Creditors, together with copies of all instruments subject thereto showing a legend indicating such subordination; (vi) such Blocked Account or Dominion Account agreements as it shall determine; and (vii) such other documents, instruments and agreements in connection herewith as FINOVA shall require, executed, certified and/or acknowledged by such parties as FINOVA shall designate;

         (b) Minimum Excess Availability. Borrower shall have Excess Availability under the Revolving Credit Loans facility of not less than the amount specified in the Schedule, after giving effect to the initial advance hereunder and after giving effect to any applicable Loan Reserves against borrowing availability under the Revolving Credit Loans.


         (c) Terminations by Existing Lender. * shall have executed and delivered UCC termination statements and other documentation evidencing the termination of its liens and security interests in the assets of Borrower or a subordination agreement in form and substance satisfactory to FINOVA in its sole discretion;


         *National Bank of Canada

     (d) Charter Documents. FINOVA shall have received copies of Borrower's By-laws and Articles or Certificate of Incorporation, as amended, modified, or supplemented to the Closing Date, certified by the Secretary of Borrower;

         (e) Good Standing. FINOVA shall have received a certificate of corporate status with respect to Borrower, dated within ten (10) days of the Closing Date, by the Secretary of

State of the state of incorporation of Borrower, which certificate shall indicate that Borrower is in good standing in such state;

         (f) Foreign Qualification. FINOVA shall have received certificates of corporate status with respect to Borrower and each other Loan Party, each dated within ten (10) days of the Closing Date, issued by the Secretary of State of each state in which such party's failure to be duly qualified or licensed would have a material adverse effect on its financial condition or assets, indicating that such party is in good standing;

         (g) Authorizing Resolutions and Incumbency. FINOVA shall have received a certificate from the Secretary of Borrower attesting to (i) the adoption of resolutions of Borrower's Board of Directors, and shareholders or members if necessary, authorizing the borrowing of money from FINOVA and execution and delivery of this Agreement and the other Loan Documents to which Borrower is a party, and authorizing specific officers of Borrower to execute same, and (ii) the authenticity of original specimen signatures of such officers;

         (h) Insurance. FINOVA shall have received the insurance certificates and certified copies of policies required by Section 3.4 hereof, in form and substance satisfactory to FINOVA and its counsel, together with an additional insured endorsement in favor of FINOVA with respect to all liability policies and a lender's loss payable endorsement in favor of FINOVA with respect to all casualty and business interruption policies, each in form and substance acceptable to FINOVA and its counsel;

         (i) Title Insurance. FINOVA shall have received binding commitments to issue such title insurance with respect to Collateral or security for Guaranties which is comprised of real property as it shall determine;

         (j) Searches; Certificates of Title. FINOVA shall have received searches reflecting the filing of its financing statements and fixture filings in such jurisdictions as it shall determine, and shall have received certificates of title with respect to the Collateral which shall have been duly executed in a manner sufficient to perfect all of the security interests granted to FINOVA;

         (k) Landlord, Bailee and Mortgagee Waivers. FINOVA shall have received landlord, bailee and/or mortgagee waivers from the lessors, bailees and/or mortgagees of all locations where any Collateral is located;

         (l) Fees. Borrower shall have paid all fees payable by it on the Closing Date pursuant to this Agreement;

         (m) Opinion of Counsel. FINOVA shall have received an opinion of Borrower's counsel covering such matters as FINOVA shall determine in its sole discretion;

         (n) Officer Certificate. FINOVA shall have received a certificate of the President and the Chief Financial Officer or similar official of Borrower, attesting to the accuracy of each of the representations and warranties of Borrower set forth in this Agreement and the fulfillment of all conditions precedent to the initial advance hereunder;

         (o) Solvency Certificate. If requested, FINOVA shall have received a signed certificate of the Borrower's duly elected Chief Financial Officer concerning the solvency and financial condition of Borrower, on FINOVA's standard form;

         (p) Blocked Account. The Blocked Account referred to in Section 2.10(c) hereof shall have been established to the satisfaction of FINOVA in its sole discretion;

         (q) Environmental Assessment. If required by FINOVA, Borrower shall have caused a Phase I Environmental Assessment to be conducted on the property or properties owned or occupied by Borrower, all at Borrower's own expense and the results of such assessment(s) shall have been in form and substance satisfactory to FINOVA in its sole discretion. Such assessment(s) shall have included, in FINOVA's discretion, core samplings, and shall have been conducted by an environmental engineer acceptable to FINOVA;

     (r) Environmental Certificate. FINOVA shall have received an Environmental Certificate from Borrower, in form and substance satisfactory to FINOVA in its discretion, with respect to all locations of Collateral;

         (s) Search and References. FINOVA shall have received and approved the results of UCC, tax lien, litigation, judgment, and bankruptcy searches regarding Borrower, and shall have received satisfactory customer, vendor and credit reference checks on Borrower.

         (t)      [Intentionally Omitted]

         (u) Life Insurance. FINOVA shall require that Borrower maintain a life insurance policy on the life of the persons specified in the Schedule in an amount specified in the Schedule (the "Life Insurance Policy"). The Life
Insurance Policy shall be collaterally assigned to FINOVA (pursuant to an assignment in form satisfactory to FINOVA, hereinafter referred to as the "Assignment of Life Insurance") and be accepted and acknowledged in writing by the applicable insurer or its authorized representative. Borrower hereby grants to FINOVA a security interest in the Life Insurance Policy, all replacements thereof, any supplementary contract issued in connection therewith, and all proceeds of the foregoing (including without limitation, the beneficiary's interest therein, collectively referred to as the "Insurance Collateral") to secure Borrower's payment and performance of all the Obligations. The insurer under the Life Insurance Policy and the terms and conditions of the Life Insurance Policy are subject to the approval of FINOVA. The original of the policy evidencing the Life Insurance Policy, signed by an authorized insurance company representative, shall be delivered to FINOVA * at the closing together with a duly executed Collateral Assignment of Life Insurance which has been accepted and acknowledged in writing by the applicable insurer or its authorized representative. The Life Insurance Policy shall require the insurer to provide FINOVA with thirty (30) days advance written notice of any cancellation and/or any material change in coverage. Borrower warrants and represents that it is and will be (throughout the entire term of the Loan) the owner and beneficiary of the Life Insurance Policy. Notwithstanding anything herein to the contrary, upon the maturity of the Life Insurance Policy or upon the death of the individual insured, the proceeds of the Life Insurance Policy shall be paid directly to FINOVA, shall (at the option of FINOVA) be treated as a prepayment and, if treated as a prepayment, shall be applied in order against (a) all of Borrower's Obligations, other than as set forth in the remaining subsections of this paragraph, (b) all costs and expenses of FINOVA in connection with such prepayment, (c) accrued interest, and (d) the unpaid principal balance of the Loans in such manner as FINOVA shall elect. No prepayment premium or Termination Fee shall be due and owing in connection with such prepayment. To the extent that the proceeds of said Life Insurance Policy exceed the amount of Borrower's Obligations, any such excess shall be paid by FINOVA directly to Borrower. Notwithstanding anything to the contrary herein, the obligations, undertakings and representations of Borrower under this Section 4.1(u) shall survive the Closing Date and shall be a continuing obligation and agreement of Borrower hereunder.

         *within 60 days after the closing

         (v) No Material Adverse Changes. Prior to the Closing Date, there shall have occurred no material adverse change in the financial condition of Borrower, or in the condition of the assets of Borrower. At the closing, Borrower shall deliver to FINOVA an officer's certification confirming that Borrower is unaware of the existence of any such material adverse change in Borrower's financial condition.

          (w) Material Agreements. FINOVA shall have received, reviewed and approved all material agreements to which Borrower shall be a party.

         (x) Projections. Borrower shall submit cash flow projections and pro forma balance sheet with adjusting entries (i) showing that the proposed financing will provide sufficient funds for the Borrower's projected working capital needs, and (ii) showing: (1) that the Borrower will have reasonably sufficient capital for the conduct of its business following the initial funding, and (2) that the Borrower will not incur debts beyond its ability to pay such debts as they mature.

         (y) Opinions. To the extent any Person other than Borrower shall be parties to the Loan Documents, FINOVA reserves the right to require satisfactory opinions of counsel for each such Person concerning the proper organization of such Person and the due authorization, execution, delivery, enforceability, validity and binding effect of the Loan Documents to which such Person is a party. Each such opinion of counsel shall confirm, to the satisfaction of FINOVA, that the opinion is being delivered to FINOVA at the instruction of the party represented by such counsel, that FINOVA is entitled to rely on such opinion and that for purposes of such reliance, FINOVA is deemed to be in privity with the opining counsel.

         (z) ADA Compliance. If necessary, as of the Closing Date, Borrower shall be in compliance with the Americans with Disabilities Act of 1990 ("ADA"), or, if any renovations of Borrower's facilities or modifications of Borrower's employment practices shall be required to bring them into compliance with the ADA, review and approval by FINOVA of Borrower's proposed plan to come into such compliance. Borrower shall deliver representations and warranties to FINOVA concerning Borrower's compliance with the ADA, and no evidence shall have come to the attention of FINOVA indicating that Borrower is not in compliance with the ADA (except to the extent that FINOVA has reviewed and approved Borrower's plan to come into compliance).

     (aa)   Subordination   and  Intercreditor   Agreements.   FINOVA  and  each
Subordinating Creditor shall have entered into a Subordination Agreement, in form and substance satisfactory to FINOVA.

         (bb)   [Intentionally Omitted]

         (cc)   [Intentionally Omitted]

         (dd)   [Intentionally Omitted.]

         (ee) Asset Appraisal. Borrower shall have provided to FINOVA, at Borrower's sole cost and expense, an asset appraisal of all Borrower's fixed assets upon which FINOVA shall be granted a first priority lien and security interest, which appraisal must be acceptable to FINOVA in all respects.

         (ff) Transaction Costs. Borrower shall provide to FINOVA a complete, itemized summary of all transaction costs paid or incurred by any Person in connection with the making of the Loan and the consummation of the Acquisition, which transaction costs shall not exceed the amount set forth in the Schedule, as well as appropriate documentation evidencing such costs and the payment thereof. All such information must be acceptable to FINOVA, in FINOVA's sole discretion, exercised in good faith.

     (gg) Schedule Conditions. Borrower shall have complied with all additional conditions precedent as set forth in the Schedule attached hereto.

         (hh) Other Matters. All other documents and legal matters in connection with the transactions contemplated by this Agreement shall have been delivered, executed and recorded and shall be in form and substance satisfactory to FINOVA and its counsel including, without limitation, each of the items listed on the Closing Checklist attached as Exhibit 4.1 hereto.

         4.2 Subsequent Advances. The obligation of FINOVA to make any advance or issue or cause any Letter of Credit to be issued hereunder (including the initial advance or Letter of Credit) shall be subject to the further conditions precedent that, on and as of the date of such advance or Letter of Credit issuance: (a) the representations and warranties of Borrower set forth in this Agreement shall be accurate, before and after giving effect to such advance or issuance and to the application of any proceeds thereof; (b) no Event of Default and no event which, with notice or passage of time or both, would constitute an Event of Default has occurred and is continuing, or would result from such advance or issuance or from the application of any proceeds thereof; (c) no material adverse change has occurred in the Borrower's business, operations, financial condition, in the condition of the Collateral or other assets of Borrower or in the prospect of repayment of the Obligations; and (d) FINOVA shall have received such other approvals, opinions or documents as FINOVA shall reasonably request.

5.  REPRESENTATIONS AND WARRANTIES.

         Borrower represents and warrants that:

         5.1 Due Organization. It is a corporation duly organized, validly existing and in good standing under the laws of the State set forth on the Schedule, is qualified and authorized to do business and is in good standing in all states in which such qualification and good standing are necessary in order for it to conduct its business and own its property, and has all requisite power and authority to conduct its business as presently conducted, to own its property and to execute and deliver each of the Loan Documents to which it is a party and perform all of its Obligations thereunder, and has not taken any steps to wind-up, dissolve or otherwise liquidate its assets;

         5.2 Other Names. Borrower has not, during the preceding five (5) years, been known by or used any other corporate or fictitious name except as set forth on the Schedule, nor has Borrower been the surviving corporation of a merger or consolidation or acquired all or substantially all of the assets of any Person during such time;

         5.3 Due Authorization. The execution, delivery and performance by Borrower of the Loan Documents to which it is a party have been authorized by all necessary corporate action and do not and shall not constitute a violation of any applicable law or of Borrower's Articles or Certificate of Incorporation or By-Laws or any other document, agreement or instrument to which Borrower is a party or by which Borrower or its assets are bound;

     5.4 Binding Obligation. Each of the Loan Documents to which Borrower is a party is the legal, valid and binding obligation of Borrower enforceable against Borrower in accordance with its terms;

         5.5 Intangible Property. Borrower possesses adequate assets, licenses, patents, patent applications, copyrights, trademarks, trademark applications and trade names for the present and planned future conduct of its business without any known conflict with the rights of others, and each is valid and has been duly registered or filed with the appropriate governmental authorities; each of Borrower's patents, patent applications, copyrights, trademarks and trademark applications which have been registered or filed with any governmental authority (including the U.S. Patent and Trademark Office and the Library of Congress) are listed by name, date and filing number on the Schedule;

         5.6 Capital. * Borrower has capital sufficient to conduct its business, is able to pay its debts as they mature, and owns property having a fair salable value greater than the amount required to pay all of its debts (including contingent debts);

         *Taking into account the Loans to be made hereunder,

         5.7 Material Litigation. Borrower has no pending or overtly threatened litigation, actions or proceedings which would materially and adversely affect its business, assets, operations, prospects or condition, financial or otherwise, or the Collateral or any of FINOVA's interests therein;

         5.8 Title; Security Interests of FINOVA. Borrower has good, indefeasible and merchantable title to the Collateral and, upon the execution and delivery of the Loan Documents, the filing of UCC-1 Financing Statements, delivery of the certificate(s) evidencing any pledged securities, the filing of any collateral assignments or security agreements regarding Borrower, Trademarks, Copyrights, Licenses and/or Patents, if any, with the appropriate governmental offices and the recording of any mortgages or deeds of trust with respect to real property, in each case in the appropriate offices, this Agreement and such documents shall create valid and perfected first priority liens in the Collateral, subject only to Permitted Encumbrances;

         5.9 Restrictive Agreements; Labor Contracts. Borrower is not a party or subject to any contract or subject to any charge, corporate restriction, judgment, decree or order materially and adversely affecting its business, assets, operations, prospects or condition, financial or otherwise, or which restricts its right or ability to incur Indebtedness, and it is not party to any labor dispute. In addition, no labor contract is scheduled to expire during the Initial Term of this Agreement, except as disclosed to FINOVA in writing prior to the date hereof;

         5.10 Laws. Borrower is not in violation of any applicable statute, regulation, ordinance or any order of any court, tribunal or governmental agency, in any respect materially and adversely affecting the Collateral or its business, assets, operations, prospects or condition, financial or otherwise;

         5.11 Consents. Borrower has obtained or caused to be obtained or issued any required consent of a governmental agency or other Person in connection with the financing contemplated hereby;

         5.12 Defaults. Borrower is not in default with respect to any note, indenture, loan agreement, mortgage, lease, deed or other agreement to which it is a party or by which it or its assets are bound, nor has any event occurred which, with the giving of notice or the lapse of time, or both, would cause such a default;

         5.13 Financial Condition. The Prepared Financials fairly present Borrower's financial condition and results of operations and those of such other Persons described therein as of the date thereof in accordance with GAAP; there are no material omissions from the Prepared Financials or other facts or circumstances not reflected in the Prepared Financials; and there has been no material and adverse change in such financial condition or operations since the date of the initial Prepared Financials delivered to FINOVA hereunder;

         5.14 ERISA. None of Borrower, any ERISA Affiliate, or any Plan is or has been in violation of any of the provisions of ERISA, any of the qualification requirements of IRC Section 401(a) or any of the published interpretations thereunder, nor has Borrower or any ERISA Affiliate received any notice to such effect. No notice of intent to terminate a Plan has been filed under Section 4041 of ERISA, nor has any Plan been terminated under ERISA. The PBGC has not instituted proceedings to terminate, or appointed a trustee to administer, a Plan. No lien upon the assets of Borrower has arisen with respect to a Plan. No prohibited transaction or Reportable Event has occurred with respect to a Plan. Neither Borrower nor any ERISA Affiliate has incurred any withdrawal liability with respect to any Multiemployer Plan. Borrower and each ERISA Affiliate have made all contributions required to be made by them to any Plan or Multiemployer Plan when due. There is no accumulated funding deficiency in any Plan, whether or not waived;

         5.15 Taxes. Borrower has filed all tax returns and such other reports as it is required by law to file and has paid or made adequate provision for the payment on or prior to the date when due of all taxes, assessments and similar charges that are due and payable;

         5.16 Locations; Federal Tax ID No. Borrower's chief executive office and the offices and locations where it keeps the Collateral (except for Inventory in transit) are at the locations set forth on the Schedule, except to the extent that such locations may have been changed after notice to FINOVA in accordance with Section 6.4 hereof; Borrower's federal tax identification number is as shown on the Schedule;

         5.17 Business Relationships. There exists no actual or threatened termination, cancellation or limitation of, or any modification or change in, the business relationship between Borrower and any customer or any group of customers whose purchases individually or in the aggregate are material to the business of Borrower, or with any material supplier, and there exists no present condition or state of facts or circumstances which would materially and adversely affect Borrower or prevent Borrower from conducting such business after the consummation of the transactions contemplated by this Agreement in substantially the same manner in which it has heretofore been conducted; and

         5.18 Reaffirmations. Each request for a loan made by Borrower pursuant to this Agreement shall constitute (i) an automatic representation and warranty by Borrower to FINOVA that there does not then exist any Event of Default and
(ii) a reaffirmation as of the date of said request of all of the representations and warranties of Borrower contained in this Agreement and the other Loan Documents.

6.       COVENANTS.

         6.1 Affirmative Covenants. Borrower covenants that, so long as any Obligation remains outstanding and this Agreement is in effect, it shall:

     6.1.1 Taxes. File all tax returns and pay or make adequate provision for the payment of all taxes, assessments and other charges on or prior to the date when due;

     6.1.2 Notice of Litigation. Promptly notify FINOVA in writing of any litigation, suit or administrative proceeding which may materially and adversely affect the

Collateral or Borrower's business, assets, operations, prospects or condition, financial or otherwise, whether or not the claim is covered by insurance;

             6.1.3 ERISA. Notify FINOVA in writing (i) promptly upon the occurrence of any event described in Paragraph 4043 of ERISA, other than a termination, partial termination or merger of a Plan or a transfer of a Plan's assets and (ii) prior to any termination, partial termination or merger of a Plan or a transfer of a Plan's assets;

             6.1.4 Change in Location. Notify FINOVA in writing forty-five (45) days prior to any change in the location of Borrower's chief executive office or the location of any Collateral, or Borrower's opening or closing of any other place of business;

             6.1.5 Corporate Existence. Maintain its corporate existence and its qualification to do business and good standing in all states necessary for the conduct of its business and the ownership of its property and maintain adequate assets, licenses, patents, copyrights, trademarks and trade names for the conduct of its business;

     6.1.6 Labor Disputes. Promptly notify FINOVA in writing of any labor dispute to which Borrower is or may become subject and the expiration of any labor contract to which Borrower is a party or bound;

             6.1.7 Violations of Law. Promptly notify FINOVA in writing of any violation of any law, statute, regulation or ordinance of any governmental entity, or of any agency thereof, applicable to Borrower which may materially and adversely affect the Collateral or Borrower's business, assets, prospects, operations or condition, financial or otherwise;

             6.1.8 Defaults. Notify FINOVA in writing within five (5) Business Days of Borrower's default under any note, indenture, loan agreement, mortgage, lease or other agreement to which Borrower is a party or by which Borrower is bound, or of any other default under any Indebtedness of Borrower;

             6.1.9 Capital Expenditures. Promptly notify FINOVA in writing of the making of any Capital Expenditure materially affecting Borrower's business, assets, prospects, operations or condition, financial or otherwise, except to the extent permitted in the Schedule;

             6.1.10 Books and Records. Keep adequate records and books of account with respect to its business activities in which proper entries are made in accordance with GAAP, reflecting all of its financial transactions;

             6.1.11 Leases; Warehouse Agreements. Provide FINOVA with (i) copies of all agreements between Borrower and any landlord, warehouseman or bailee which owns any premises at which any Collateral may, from time to time, be located (whether for processing, storage or otherwise), and (ii) without limiting the landlord, bailee and/or mortgagee waivers to be provided pursuant to Section 4.1(j) hereof, additional landlord, bailee and/or mortgagee waivers in form acceptable to FINOVA with respect to all locations where any Collateral is hereafter located;

             6.1.12 Additional Documents. At FINOVA's request,  promptly execute or cause to be executed and delivered to FINOVA any and all documents, instruments or agreements deemed necessary by FINOVA to facilitate the collection of the Obligations or the Collateral or otherwise to give effect to or carry out the terms or intent of this Agreement or any of the other Loan
Documents. Without limiting the generality of the foregoing, if any of the Receivables with a face value in excess of $1,000 arises out of a contract with the United States of America or any department, agency, subdivision or instrumentality thereof, Borrower shall promptly notify FINOVA of such fact in writing and shall execute any instruments and take any other action required or requested by FINOVA to comply with the provisions of the Federal Assignment of Claims Act; and

     6.1.13 Financial Covenants. Comply with the financial covenants set forth on the Schedule.

     6.2 Negative Covenants. Without FINOVA's prior written consent, which consent FINOVA may withhold in its sole discretion, so long as any Obligation remains outstanding and this

Agreement is in effect, Borrower shall not:

             6.2.1 Mergers. Merge or consolidate with or acquire any other Person, or make any other material change in its capital structure or in its business or operations which might adversely affect the repayment of the Obligations;

             6.2.2 Loans. Make advances, loans or extensions of credit to, or invest in, any Person, except for loans or cash advances to employees which are permitted in the Schedule;

     6.2.3 Dividends. Declare or pay cash dividends upon any of its stock or distribute any of its property or redeem, retire, purchase or acquire directly or indirectly any of its stock;

     6.2.4 Adverse Transactions. Enter into any transaction which materially and adversely affects the Collateral or its ability to repay the Obligations in full as and when due;

             6.2.5 Indebtedness of Others. Guarantee or become directly or contingently liable for the Indebtedness of any Person, except by endorsement of instruments for deposit and except for the existing guarantees made by Borrower prior to the date hereof, if any, which are set forth in the Schedule;

             6.2.6 Repurchase. Make a sale to any customer on a bill-and-hold, guaranteed sale, sale and return, sale on approval, consignment, or any other repurchase or return basis;

             6.2.7 Name. Use any corporate or fictitious name other than its corporate name as set forth in its Articles or Certificate of Incorporation on the date hereof or as set forth on the Schedule;

     6.2.8 Prepayment. Prepay any Indebtedness other than trade payables and other than the Obligations*;

             *(except in the ordinary course of business); provided that no prepayments may be made with respect to the Bridge Loans (as defined in the Schedule), except as set forth in the Schedule, and no prepayments may be made with respect to other Subordinated Debt except in accordance with the subordination agreement to which FINOVA is a party

     6.2.9 Capital Expenditure. Make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by Borrower in any fiscal year would exceed the amount set forth on the Schedule;

             6.2.10 Compensation. Pay total compensation, including salaries, withdrawals, fees, bonuses, commissions, drawing accounts and other payments, whether directly or indirectly, in money or otherwise, during any fiscal year to all of Borrower's executives, officers and directors (or any relative thereof) in an amount in excess of the amount set forth on the Schedule;

             6.2.11 Indebtedness. Create, incur, assume or permit to exist any Indebtedness (including Indebtedness in connection with Capital Leases) in excess of the amount set forth on the Schedule, other than (i) the Obligations,
(ii) trade payables and other contractual obligations to suppliers and customers incurred in the ordinary course of business, and (iii) other Indebtedness existing on the date of this Agreement and reflected in the Prepared Financials (except Indebtedness paid on the date of this Agreement from proceeds of the initial advances hereunder), and (iv) Subordinated Debt;

             6.2.12 Affiliate Transactions. Except as set forth below, sell, transfer, distribute or pay any money or property to any Affiliate, or invest in (by capital contribution or otherwise) or purchase or repurchase any stock or Indebtedness, or any property, of any Affiliate, or become liable on any guaranty of the indebtedness, dividends or other obligations of any Affiliate. Notwithstanding the foregoing, Borrower may pay compensation permitted by
Section 6.23 to employees who are Affiliates and, if no Event of Default has occurred, Borrower may (i) engage in transactions with Affiliates in the normal course of business, in amounts and upon terms which are fully disclosed to FINOVA and which are no less favorable to Borrower than would be obtainable in a comparable arm's length transaction with a Person who is not an Affiliate, and (ii) make payments to a Subordinating Creditor that is an Affiliate, subject to and only to the extent expressly permitted in the Subordination Agreement between such Subordinating Creditor and FINOVA;

     6.2.13 Nature of Business. Enter into any new business or make any material change in any of Borrower's business objectives, purposes or operations;

             6.2.14 FINOVA's Name. Use the name of FINOVA in connection with any of Borrower's business or activities, except in connection with internal business matters or as required in dealings with governmental agencies and financial institutions or with trade creditors of Borrower, solely for credit reference purposes; or

             6.2.15 Margin Security. Borrower will not (and has not in the past) engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation G or Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any Loan or other advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock, or in any manner which might cause such Loan or other advance or the application of such proceeds to violate (or require any regulatory filing under) Regulation G, Regulation T, Regulation U, Regulation X or any other regulation of the Board of Governors of the Federal Reserve System, in each case as in effect on the date or dates of such Loan or other advance and such use of proceeds. Further, no proceeds of any Loan or other advance will be used to acquire any security of a class which is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

             6.2.16 Real Property. Purchase or acquire any real property without FINOVA's prior written consent, a condition of which consent shall include delivery of appropriate environmental reports and analysis, in form and substance satisfactory to FINOVA and its counsel.

7.       DEFAULT AND REMEDIES.

         7.1 Events of Default. Any one or more of the following events shall constitute an Event of Default under this Agreement:

         (a) Borrower fails to pay when due and payable any portion of the Obligations at stated maturity, upon acceleration or otherwise;

         (b) Borrower or any other Loan Party fails or neglects to perform, keep, or observe any Obligation including, but not limited to, any term, provision, condition, covenant or agreement contained in any Loan Document to which Borrower or such other Loan Party is a party;

         (c) Any material adverse change occurs in Borrower's business, assets, operations, prospects or condition, financial or otherwise;

         (d) The prospect of repayment of any portion of the Obligations or the value or priority of FINOVA's security interest in the Collateral is materially impaired;

         (e) Any portion of Borrower's assets is seized, attached, subjected to a writ or distress warrant, is levied upon or comes into the possession of any judicial officer;

         (f) Borrower shall generally not pay its debts as they become due or shall enter into any agreement (whether written or oral), or offer to enter into any agreement, with all or a significant number of its creditors regarding any moratorium or other indulgence with respect to its debts or the participation of such creditors or their representatives in the supervision, management or control of the business of Borrower;

         (g) Any bankruptcy or other insolvency proceeding is commenced by Borrower, or any such proceeding is commenced against Borrower and remains undischarged or unstayed for forty-five (45) days;

         (h) Any notice of lien, levy or assessment is filed of record with respect to any of Borrower's assets;

         (i) Any judgments are entered against Borrower in an aggregate amount exceeding $25,000 in any fiscal year*;

     *unless the same is paid or fully bonded within ten days after the date such judgment is entered

         (j) Any default shall occur under (i) any material agreement between Borrower and any third party including, without limitation, any default which would result in a right by such third party to accelerate the maturity of any Indebtedness of Borrower to such third party*, or (ii) any Subordinated Debt;

         *in excess of $25,000

         (k) Any representation or warranty made or deemed to be made by Borrower, any Affiliate or any other Loan Party in any Loan Document or any other statement, document or report made or delivered to FINOVA in connection therewith shall prove to have been misleading in any material respect;

         (l) Any Guarantor terminates or attempts to terminate its Guaranty or any security therefor or becomes subject to any bankruptcy or other insolvency proceeding;

         (m) Any Prohibited Transaction or Reportable Event shall occur with respect to a Plan which could have a material adverse effect on the financial condition of Borrower; any lien upon the assets of Borrower in connection with any Plan shall arise; Borrower or any of its ERISA Affiliates shall fail to make full payment when due of all amounts which Borrower or any of its ERISA Affiliates may be required to pay to any Plan or any Multiemployer Plan as one or more contributions thereto; Borrower or any of its ERISA Affiliates creates or permits the creation of any accumulated funding deficiency, whether or not waived; or

         (n) Any transfer of more than ten percent (10%) of the issued and outstanding shares of common stock or other evidence of ownership of Borrower*.

     *(other than as a result of the exercise of presently outstanding warrants)

NOTWITSTANDING ANYTHING TO THE CONTRARY HEREIN, FINOVA RESERVES THE RIGHT TO CEASE MAKING ANY LOANS DURING ANY CURE PERIOD STATED ABOVE, AND THEREAFTER IF AN EVENT OF DEFAULT HAS OCCURRED.

         7.2 Remedies. Upon the occurrence of an Event of Default, FINOVA may, at its option and in its sole discretion and in addition to all of its other rights under the Loan Documents, cease making Loans, terminate this Agreement and/or declare all of the Obligations to be immediately payable in full. Borrower agrees that FINOVA shall also have all of its rights and remedies under applicable law, including, without limitation, the default rights and remedies of a secured party under the Code, and upon the occurrence of an Event of Default Borrower hereby consents to the appointment of a receiver by FINOVA in any action initiated by FINOVA pursuant to this Agreement and to the jurisdiction and venue set forth in Section 9.25 hereof, and Borrower waives notice and posting of a bond in connection therewith. Further, FINOVA may, at any time, take possession of the Collateral and keep it on Borrower's premises, at no cost to FINOVA, or remove any part of it to such other place(s) as FINOVA may desire, or Borrower shall, upon FINOVA's demand, at Borrower's sole cost, assemble the Collateral and make it available to FINOVA at a place reasonably convenient to FINOVA. FINOVA may sell and deliver any Collateral at public or private sales, for cash, upon credit or otherwise, at such prices and upon such terms as FINOVA deems advisable, at FINOVA's discretion, and may, if FINOVA deems it reasonable, postpone or adjourn any sale of the Collateral by an announcement at the time and place of sale or of such postponed or adjourned sale without giving a new notice of sale. Borrower agrees that FINOVA has no obligation to preserve rights to the Collateral or marshall any Collateral for the benefit of any Person. FINOVA is hereby granted a license or other right to use, without charge, Borrower's labels, patents, copyrights, name, trade secrets, trade names, trademarks and advertising matter, or any similar property, in completing production, advertising or selling any Collateral and Borrower's rights under all licenses and all franchise agreements shall inure to FINOVA's benefit. Any requirement of reasonable notice shall be met if such notice is mailed postage prepaid to Borrower at its address set forth in the heading to this Agreement at least five (5) days before sale or other disposition. The proceeds of sale shall be applied, first, to all attorneys fees and other expenses of sale, and second, to the Obligations in such order as FINOVA shall elect, in its sole discretion. FINOVA shall return any excess to Borrower and Borrower shall remain liable for any deficiency to the fullest extent permitted by law.

         7.3 Standards for Determining Commercial Reasonableness. Borrower and FINOVA agree that the following conduct by FINOVA with respect to any disposition of Collateral shall conclusively be deemed commercially reasonable (but other conduct by FINOVA, including, but not limited to, FINOVA's use in its sole discretion of other or different times, places and manners of noticing and conducting any disposition of Collateral shall not be deemed unreasonable): Any public or private disposition: (i) as to which on no later than the * calendar day prior thereto written notice thereof is mailed or personally delivered to Borrower and, with respect to any public disposition, on no later than the fifth calendar day prior thereto notice thereof describing in general non-specific terms, the Collateral to be disposed of is published once in a newspaper of general circulation in the county where the sale is to be conducted (provided that no notice of any public or private disposition need be given to the Borrower or published if the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market); (ii) which is conducted at any place designated by FINOVA, with or without the Collateral being present; and (iii) which commences at any time between 8:00 a.m. and 5:00 p.m. Without limiting the generality of the foregoing, Borrower expressly agrees that, with respect to any disposition of accounts, instruments and general intangibles, it shall be commercially reasonable for FINOVA to direct any prospective purchaser thereof to ascertain directly from Borrower any and all information concerning the same, including, but not limited to, the terms of payment, aging and delinquency, if any, the financial condition of any obligor or account debtor thereon or guarantor thereof, and any collateral therefor.

         *tenth

8.       EXPENSES AND INDEMNITIES

         8.1 Expenses. Borrower covenants that, so long as any Obligation remains outstanding and this Agreement remains in effect, it shall promptly reimburse FINOVA for all * costs, fees and expenses incurred by FINOVA in connection with the negotiation, preparation, execution, delivery, administration and enforcement of each of the Loan Documents, including, but not limited to, the attorneys' and paralegals' fees of in-house and outside counsel, expert witness fees, lien, title search and insurance fees, appraisal fees, all charges and expenses incurred in connection with any and all environmental reports and environmental remediation activities, and all other costs, expenses, taxes and filing or recording fees payable in connection with the transactions contemplated by this Agreement, including without limitation all such costs, fees and expenses as FINOVA shall incur or for which FINOVA shall become obligated  in  connection  with  (i)  any  inspection  or  verification  of  the
Collateral,   (ii)  any  proceeding  relating  to  the  Loan  Documents  or  the
Collateral, (iii) actions taken with respect to the Collateral and FINOVA's security interest therein, including, without limitation, the defense or prosecution of any action involving FINOVA and Borrower or any third party, (iv) enforcement of any of FINOVA's rights and remedies with respect to the Obligations or Collateral and (v) consultation with FINOVA's attorneys and participation in any workout, bankruptcy or other insolvency or other proceeding involving any Loan Party or any Affiliate, whether or not suit is filed or the issues are peculiar to federal bankruptcy or state insolvency laws. Borrower shall also pay all FINOVA charges in connection with bank wire transfers, forwarding of loan proceeds, deposits of checks and other items of payment, returned checks, establishment and maintenance of lockboxes and other Blocked Accounts, and all other bank and administrative matters, in accordance with FINOVA's schedule of bank and administrative fees and charges in effect from time to time.

         *reasonable

         8.2 Environmental Matters. The Environmental Certificate dated on or about the date of this Agreement is incorporated herein for all purposes as if fully stated in this Agreement.

9.       MISCELLANEOUS.

         9.1    Examination of Records; Financial Reporting.

         (a) Examinations. FINOVA shall at all reasonable times have full access to and the right to examine, audit, make abstracts and copies from and inspect Borrower's records, files, books of account and all other documents, instruments and agreements relating to the Collateral and the right to check, test and appraise the Collateral. Borrower shall deliver to FINOVA any instrument necessary for FINOVA to obtain records from any service bureau maintaining records for Borrower. All instruments and certificates prepared by Borrower showing the value of any of the Collateral shall be accompanied, upon FINOVA's request, by copies of related purchase orders and invoices. FINOVA may, at any time after the occurrence of an Event of Default, remove from Borrower's premises Borrower's books and records (or copies thereof) or require Borrower to deliver such books and records or copies to FINOVA. FINOVA may, without expense to FINOVA, use such of Borrower's personnel, supplies and premises as may be reasonably necessary for maintaining or enforcing FINOVA's security interest.

         (b) Reporting Requirements. Borrower shall furnish FINOVA, upon request, such information and statements as FINOVA shall request from time to time regarding Borrower's business affairs, financial condition and the results of its operations. Without limiting the generality of the foregoing, Borrower shall provide FINOVA with: (i) FINOVA's standard form collateral and loan report, daily, and upon FINOVA's request, copies of sales journals, cash receipt journals, and deposit slips; (ii) upon FINOVA's request, copies of sales invoices, customer statements and credit memoranda issued, remittance advices and reports; (iii) copies of shipping and delivery documents, upon request; (iv) on or prior to the date set forth on the Schedule, monthly agings (aged from invoice date) and reconciliations of Receivables (with listings of concentrated accounts), payables reports, inventory reports, compliance certificates and unaudited financial statements with respect to the prior month prepared on a basis consistent with such statements prepared in prior months and otherwise in accordance with GAAP; (v) audited annual consolidated and consolidating financial statements, prepared in accordance with GAAP applied on a basis consistent with the most recent Prepared Financials provided to FINOVA by Borrower, including balance sheets, income and cash flow statements, accompanied by the unqualified report thereon of independent certified public accountants acceptable to FINOVA, as soon as available, and in any event, within ninety (90) days after the end of each of Borrower's fiscal years; and (vi) such certificates relating to the foregoing as FINOVA may request, including, without limitation, a monthly certificate from the president and the chief financial officer of Borrower showing Borrower's compliance with each of the financial covenants set forth in this Agreement, and stating whether any Event of Default has occurred or event which, with giving of notice or the passage of time, or both, would constitute an Event of Default, and if so, the steps being taken to prevent or cure such Event of Default. All reports or financial statements submitted by Borrower shall be in reasonable detail and shall be certified by the principal financial officer of Borrower as being complete and correct.

         (c) Guarantor's Financial Statements and Tax Returns. Borrower shall cause each of the Guarantors to deliver to FINOVA such Guarantor's annual financial statement (in form acceptable to FINOVA) and a copy of such Guarantor's federal income tax return with respect to the corresponding year, in each case on the date when such tax return is due or, if earlier, on the date when available.

         9.2    Term; Termination.

         (a) Term. The Initial Term of the Revolving Credit Loans facility and the obligation of FINOVA to made advances with respect thereto in accordance with this Agreement shall be as set forth on the Schedule, and the Revolving Credit Loans facility and this Agreement shall be automatically renewed for one or more Renewal Term(s) as set forth in the Schedule, unless earlier terminated as provided herein.

         (b) Prior Notice. Each party shall have the right to terminate this Agreement effective at the end of the Initial Term or at the end of any Renewal Term by giving the other party written notice not less than sixty (60) days prior to the effective date of such termination, by registered or certified mail.

     (c)  Payment  in  Full.  Upon  the  effective  date  of  termination,   the
Obligations shall
become immediately due and payable in full in cash.

         (d) Early Termination; Termination Fee. In addition to the procedure set forth in Section 9.2(b), Borrower may terminate this Agreement at any time but only upon sixty (60) days' prior written notice and prepayment of the Obligations. Upon any such early termination by Borrower or any termination of this Agreement by FINOVA upon the occurrence of an Event of Default, then, and in any such event, Borrower shall pay to FINOVA upon the effective date of such termination a fee (the "Termination Fee") in an amount equal to the amount shown on the Schedule.

         9.3 Recourse to Security; Certain Waivers. All Obligations shall be payable by Borrower as provided for herein and, in full, at the termination of this Agreement; recourse to security shall not be required at any time. Borrower waives presentment and protest of any instrument and notice thereof, notice of default and, to the extent permitted by applicable law, all other notices to which Borrower might otherwise be entitled.

         9.4 No Waiver by FINOVA. Neither FINOVA's failure to exercise any right, remedy or option under this Agreement, any supplement, the Loan Documents or other agreement between FINOVA and Borrower nor any delay by FINOVA in exercising the same shall operate as a waiver. No waiver by FINOVA shall be effective unless in writing and then only to the extent stated. No waiver by FINOVA shall affect its right to require strict performance of this Agreement. FINOVA's rights and remedies shall be cumulative and not exclusive.

         9.5 Binding on Successor and Assigns. All terms, conditions, promises, covenants, provisions and warranties shall inure to the benefit of and bind FINOVA's and Borrower's respective representatives, successors and assigns.

         9.6  Severability.   If  any  provision  of  this  Agreement  shall  be
prohibited or invalid under applicable law, it shall be ineffective only to such extent, without invalidating the remainder of this Agreement.

         9.7 Amendments; Assignments. This Agreement may not be modified, altered or amended, except by an agreement in writing signed by Borrower and FINOVA. Borrower may not sell, assign or transfer any interest in this Agreement or any other Loan Document, or any portion thereof, including, without limitation, any of Borrower's rights, title, interests, remedies, powers and duties hereunder or thereunder. Borrower hereby consents to FINOVA's participation, sale, assignment, transfer or other disposition, at any time or times hereafter, of this Agreement and any of the other Loan Documents, or of any portion hereof or thereof, including, without limitation, FINOVA's rights, title, interests, remedies, powers and duties hereunder or thereunder. In connection therewith, FINOVA may disclose all documents and information which FINOVA now or hereafter may have relating to Borrower or Borrower's business. To the extent that FINOVA assigns its rights and obligations hereunder to a third party, FINOVA shall thereafter be released from such assigned obligations to Borrower and such assignment shall effect a novation between Borrower and such third party.

         9.8 Integration. This Agreement, together with the Schedule (which is a part hereof) and the other Loan Documents, reflect the entire understanding of the parties with respect to the transactions contemplated hereby.

         9.9 Survival. All of the representations and warranties of Borrower contained in this Agreement shall survive the execution, delivery and acceptance of this Agreement by the parties. No termination of this Agreement or of any guaranty of the Obligations shall affect or impair the powers, obligations, duties, rights, representations, warranties or liabilities of the parties hereto and all shall survive such termination.

         9.10 Evidence of Obligations. Each Obligation may, in FINOVA's discretion, be evidenced by notes or other instruments issued or made by Borrower to FINOVA. If not so evidenced, such Obligation shall be evidenced solely by entries upon FINOVA's books and records.

         9.11 Loan Requests. Each oral or written request for a loan by any Person who purports to be any employee, officer or authorized agent of Borrower shall be made to FINOVA on or prior to 11:00 a.m., Pacific time, on the Business Day on which the proceeds thereof are requested to be paid to Borrower and shall be conclusively presumed to be made by a

Person authorized by Borrower to do so and the crediting of a loan to Borrower's operating account shall conclusively establish Borrower's obligation to repay such loan. Unless and until Borrower otherwise directs FINOVA in writing, all loans shall be wired to Borrower's operating account set forth on the Schedule.

         9.12 Notices. Any notice required hereunder shall be in writing and addressed to the Borrower and FINOVA at their addresses set forth at the beginning of this Agreement. Notices hereunder shall be deemed received on the earlier of receipt, whether by mail, personal delivery, facsimile, or otherwise, or upon deposit in the United States mail, postage prepaid.

         9.13 Brokerage Fees. Borrower represents and warrants to FINOVA that, with respect to the financing transaction herein contemplated, no Person is entitled to any brokerage fee or other commission and Borrower agrees to indemnify and hold FINOVA harmless against any and all such claims.

         9.14 Disclosure. No representation or warranty made by Borrower in this Agreement, or in any financial statement, report, certificate or any other document furnished in connection herewith contains any untrue statement of a material fact or omits to state any material fact necessary to make the statements herein or therein not misleading. There is no fact known to Borrower or which reasonably should be known to Borrower which Borrower has not disclosed to FINOVA in writing with respect to the transactions contemplated by this Agreement which materially and adversely affects the business, assets, operations, prospects or condition (financial or otherwise), of Borrower.

         9.15 Publicity. FINOVA is hereby authorized to issue appropriate press releases and to cause a tombstone to be published announcing the consummation of this transaction and the aggregate amount thereof.

         9.16 Captions. The Section titles contained in this Agreement are without substantive meaning and are not part of this Agreement.

         9.17 Injunctive Relief. Borrower recognizes that, in the event Borrower fails to perform, observe or discharge any of its Obligations under this Agreement, any remedy at law may prove to be inadequate relief to FINOVA. Therefore, FINOVA, if it so requests, shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.

         9.18 Counterparts; Facsimile Execution. This Agreement may be executed in one or more counterparts, each of which taken together shall constitute one and the same instrument, admissible into evidence. Delivery of an executed counterpart of this Agreement by telefacsimile shall be equally as effective as delivery of a manually executed counterpart of this Agreement. Any party delivering an executed counterpart of this Agreement by telefacsimile shall also deliver a manually executed counterpart of this Agreement, but the failure to deliver a manually executed counterpart shall not affect the validity, enforceability, and binding effect of this Agreement.

         9.19 Construction. The parties acknowledge that each party and its counsel have reviewed this Agreement and that the normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Agreement or any amendments or exhibits hereto.

         9.20 Time of Essence. Time is of the essence for the performance by Borrower of the Obligations set forth in this Agreement.

         9.21 Limitation of Actions. Borrower agrees that any claim or cause of action by Borrower against FINOVA, or any of FINOVA's directors, officers, employees, agents, accountants or attorneys, based upon, arising from, or relating to this Agreement, or any other present or future agreement, or any other transaction contemplated hereby or thereby or relating hereto or thereto, or any other matter, cause or thing whatsoever, whether or not relating hereto or thereto, occurred, done, omitted or suffered to be done by FINOVA, or by FINOVA's directors, officers, employees, agents, accountants or attorneys, whether sounding in contract or in tort or otherwise, shall be barred unless asserted by Borrower by the commencement of an action or proceeding in a court of competent jurisdiction by the filing of a complaint within one year after the first act, occurrence or omission upon which such claim or cause of action, or any part thereof, is based and service of a summons and complaint on an officer of FINOVA or any other Person authorized to accept service of process on behalf of FINOVA, within 30 days thereafter. Borrower agrees that such one-year period of time is a reasonable and sufficient time for Borrower to investigate and act upon any such claim or cause of action. The one-year period provided herein shall not be waived, tolled, or extended except by a specific written agreement of FINOVA. This provision shall survive any termination of this Loan Agreement or any other agreement.

         9.22 Liability. Neither FINOVA nor any FINOVA Affiliate shall be liable for any indirect, special, incidental or consequential damages in connection with any breach of contract, tort or other wrong relating to this Agreement or the Obligations or the establishment, administration or collection thereof (including without limitation damages for loss of profits, business interruption, or the like), whether such damages are foreseeable or unforeseeable, even if FINOVA has been advised of the possibility of such damages. Neither FINOVA, nor any FINOVA Affiliate shall be liable for any claims, demands, losses or damages, of any kind whatsoever, made, claimed, incurred or suffered by the Borrower through the ordinary negligence of FINOVA, or any FINOVA Affiliate. "FINOVA Affiliate" shall mean FINOVA's directors, officers, employees, agents, attorneys or any other Person or entity affiliated with or representing FINOVA.

         9.23 Notice of Breach by FINOVA. Borrower agrees to give FINOVA written notice of (i) any action or inaction by FINOVA or any attorney of FINOVA in connection with any Loan Documents that may be actionable against FINOVA or any attorney of FINOVA or (ii) any defense to the payment of the Obligations for any reason, including, but not limited to, commission of a tort or violation of any contractual duty or duty implied by law. Borrower agrees that unless such notice is fully given as promptly as possible (and in any event within thirty (30) days) after Borrower has knowledge, or with the exercise of reasonable diligence should have had knowledge, of any such action, inaction or defense, Borrower shall not assert, and Borrower shall be deemed to have waived, any claim or defense arising therefrom.

         9.24 Application of Insurance Proceeds. The net proceeds of any casualty insurance insuring the Collateral, after deducting all costs and expenses (including attorneys' fees) of collection, shall be applied, at FINOVA's option, either toward replacing or restoring the Collateral, in a manner and on terms satisfactory to FINOVA, or toward payment of the Obligations. Any proceeds applied to the payment of Obligations shall be applied in such manner as FINOVA may elect. In no event shall such application relieve Borrower from payment in full of all installments of principal and interest which thereafter become due in the order of maturity thereof.

         9.25 Power of Attorney. Borrower appoints FINOVA and its designees as Borrower's attorney, with the power to endorse Borrower's name on any checks, notes, acceptances, money orders or other forms of payment or security that come into FINOVA's possession; to sign Borrower's name on any invoice or bill of lading relating to any Receivable, on drafts against customers, on assignments of Receivables, on notices of assignment, financing statements and other public records, on verifications of accounts and on notices to customers or account debtors; to send requests for verification of Receivables to customers or account debtors; after the occurrence of any Event of Default, to notify the post office authorities to change the address for delivery of Borrower's mail to an address designated by FINOVA and to open and dispose of all mail addressed to Borrower; and to do all other things FINOVA deems necessary or desirable to carry out the terms of this Agreement. Borrower hereby ratifies and approves all acts of such attorney. Neither FINOVA nor any of its designees shall be liable for any acts or omissions nor for any error of judgment or mistake of fact or law while acting as Borrower's attorney. This power, being coupled with an interest, is irrevocable until the Obligations have been fully satisfied and FINOVA's obligation to provide loans hereunder shall have terminated

         9.26 Governing Law; Waivers. THIS AGREEMENT, INCLUDING WITHOUT LIMITATION ENFORCEMENT OF THE OBLIGATIONS, SHALL BE INTERPRETED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE CONFLICT OF LAWS RULES) OF THE STATE OF ARIZONA GOVERNING CONTRACTS TO BE PERFORMED ENTIRELY WITHIN SUCH STATE. BORROWER HEREBY CONSENTS TO THE EXCLUSIVE JURISDICTION OF ANY STATE OR FEDERAL COURT LOCATED WITHIN THE COUNTY OF MARICOPA IN THE STATE OF ARIZONA OR, AT THE SOLE

OPTION OF FINOVA, IN ANY OTHER COURT IN WHICH FINOVA SHALL INITIATE LEGAL OR EQUITABLE PROCEEDINGS AND WHICH HAS SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY. BORROWER WAIVES ANY OBJECTION OF FORUM NON CONVENIENS AND VENUE. BORROWER FURTHER WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS UPON IT, AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS BE MADE IN THE MANNER SET FORTH IN
SECTION 9.12 HEREOF FOR THE GIVING OF NOTICE. BORROWER FURTHER WAIVES ANY RIGHT IT MAY OTHERWISE HAVE TO COLLATERALLY ATTACK ANY JUDGMENT ENTERED AGAINST IT.

         9.27 MUTUAL WAIVER OF RIGHT TO JURY TRIAL. FINOVA AND BORROWER EACH HEREBY WAIVES THE RIGHT TO TRIAL BY JURY IN ANY ACTION OR PROCEEDING BASED UPON, ARISING OUT OF, OR IN ANY WAY RELATING TO: (i) THIS AGREEMENT; (ii) ANY OTHER PRESENT OR FUTURE INSTRUMENT OR AGREEMENT BETWEEN FINOVA AND BORROWER; OR (iii) ANY CONDUCT, ACTS OR OMISSIONS OF FINOVA OR BORROWER OR ANY OF THEIR DIRECTORS, OFFICERS, EMPLOYEES, AGENTS, ATTORNEYS OR ANY OTHER PERSONS AFFILIATED WITH FINOVA OR BORROWER; IN EACH OF THE FOREGOING CASES, WHETHER SOUNDING IN CONTRACT OR TORT OR OTHERWISE.



         BORROWER:

         PEN INTERCONNECT, INC.

         Fed. Tax ID #87-0430260



         By__/s/ James S. Pendleton_______

                President or Vice President



         FINOVA:

         FINOVA CAPITAL CORPORATION



         By_/s/ Mike McCauley__________

         Title__Underwriter___________________________



                               Amended Schedule to
                           Loan and Security Agreement

Borrower:         Pen Interconnect, Inc.

Date:             September 5, 1997

This Amended Schedule forms an integral part of the Loan and Security Agreement between the above Borrower and FINOVA Capital Corporation dated the above date, and all references herein and therein to "this Agreement" shall be deemed to refer to said Agreement and to this Schedule. This Amended Schedule amends and restates in its entirety the Schedule to Loan and Security Agreement dated September 4, 1997. DEFIN ITIONS (SECTION 1):

         "Guarantor(s)" means:   James S. Pendleton, Wayne R. Wright and
          ------------
                                 Stephen J. Fryer (with respect to Term Loan B referred to below, and with liability limited to $300,000 principal amount of Term Loan B, plus interest thereon, plus reasonable costs in connection therewith, as provided in the Continuing Guarantees of even date)

         "Subordinating Creditor" means the persons listed on Exhibit A hereto.

TOTAL FACILITY (SECTION 2.1):

                $6,300,000
LOANS
(SECTION 2.2):

                              Revolving Credit Loans: A revolving line of credit consisting of loans against Borrower's Eligible Receivables ("Receivable Loans") and against Borrower's Eligible Inventory ("Inventory Loans") (the Receivable Loans and the Inventory Loans shall be collectively referred to as the "Revolving Credit Loans") in an aggregate outstanding principal amount not to exceed the lesser of (a) or (b) below:

              (a) Five Million Dollars ($5,000,000) (the "Revolving
                                    Credit Limit"), less any Loan Reserves, or

                                    (b)  the sum of

                 (i) an amount equal to 85% of the net amount of
                           Eligible Receivables; plus

                   (ii) an amount not to exceed the lesser of:

                                            (A)  40% of the value of  Borrower's
                                                 Eligible Inventory,  calculated
                                                 at the  lower of cost or market
                                                 value  and   determined   on  a
                                                 first-in, first-out basis, or

                                            (B)      $1,500,000;   less

                                       (iii)  any Loan Reserves.



                              Term Loans: Term loans against the value of Borrower's machinery, equipment and/or real estate ("Term Loans") in an aggregate outstanding principal amount not to exceed $1,300,000, consisting of Term Loan A in the original principal amount of $800,000 and Term Loan B in the original principal amount of $500,000; provided, that the Term Loans, if any, shall be in such amounts and on such terms as are set forth on separate promissory notes of Borrower from time to time, each in form and substance satisfactory to FINOVA in its sole discretion. Term Loan A shall be disbursed concurrently herewith. Provided no Event of Default and no event which, with notice or passage of time or both, would constitute an Event of Default has occurred and is continuing, Term Loan B shall be disbursed at such time as the Borrower has received net cash proceeds of an offering of equity securities of the Borrower in an amount not less than $1,000,000 (the "Additional Equity Proceeds") ($400,000 of which Borrower represents and warrants has been received) and executed and delivered to FINOVA a promissory note evidencing the same in form and substance satisfactory to FINOVA in its sole discretion. Borrower covenants to obtain the Additional Equity Proceeds in full within 90 days after the date hereof, and in the event, for any reason, the Borrower fails to comply with this covenant, without limiting FINOVA's other rights and remedies, the interest rate on all Obligations shall be increased by 2.25% per annum until Borrower has obtained the Additional Equity Proceeds in full; provided that such increased interest rate shall not go into effect so long as Borrower maintains Excess Availability of not less than $300,000.

INTEREST AND FEES (SECTION 2.6):

                              Revolving Interest Rate. Borrower shall pay FINOVA interest on the daily outstanding balance of Borrower's Revolving Credit Loans at a per annum rate of 1.75% in excess of the rate of interest announced publicly by Citibank, N.A., (or any successor thereto), from time to time as its "prime rate" (the "Prime Rate") which may not be such institution's lowest rate. The interest rate chargeable hereunder in respect of the Revolving Credit Loans (herein, the "Revolving Interest Rate") shall be increased or decreased, as the case may be, without notice or demand of any kind, upon the announcement of any change in the Prime Rate. Each change in the Prime Rate shall be effective hereunder on the first day following the announcement of such change. Interest charges and all other fees and charges herein shall be computed on the basis of a year of 360 days and actual days elapsed and shall be payable to FINOVA in arrears on the first day of each month.



                              Reduction in Revolving Interest Rate. The Revolving Interest Rate shall be reduced to a rate equal to the Prime Rate plus 1% per annum, in the event after the first anniversary of the date hereof, Borrower meets its quarterly projections dated March 17, 1997 for the consecutive four fiscal quarters ending September 30, 1998 and has Earnings Before Interest, Taxes, Depreciation and Amortization for the fiscal year ending September 30, 1998 of at least $5,124,000. The foregoing interest rate reduction shall go into effect when FINOVA receives financial statements showing that Borrower is entitled to such interest rate reduction. In the event the Borrower fails to meet its projections for any quarterly period ending after September 30, 1998, the Revolving Interest Rate shall return to a rate equal to the Prime Rate plus 1.75% per annum



                              Term Interest Rate: Borrower shall pay FINOVA interest on the daily outstanding balance of Term Loan A at a per annum rate of 10.16%, and interest on the daily outstanding balance of Term Loan B at a per annum rate equal to the rate offered on a U.S. Treasury Note of like term in effect as of five Business Days prior to the date of disbursement thereof plus 4.5% per annum.



                              Minimum Interest Charge. With respect to each calendar month or portion thereof during the term of this Agreement (excluding the calendar month in which this Agreement is executed), Borrower shall also pay FINOVA, on the first day of the next month, as a minimum charge, the amount by which accrued interest on the Revolving Credit Loans for such month or portion thereof is less than $10,000 (the "Minimum Interest Charge"). Notwithstanding the occurrence of any Event of Default hereunder or termination of this Agreement by FINOVA as a result thereof, the Minimum Interest Charge shall be paid by Borrower for the unexpired portion of the Initial Term or any Renewal Term of this Agreement.



                              Collateral Monitoring Fee. At the closing of this transaction and on the first day of each calendar month thereafter, Borrower shall pay FINOVA a collateral monitoring fee of $1,500 per month ("Collateral Monitoring Fee"); provided however, that Borrower agrees and acknowledges that each Loan Year a full year's fee shall be deemed earned at the beginning of the respective Loan Year. At such time as Borrower's Collateral reporting has been improved to standards acceptable to FINOVA in its sole discretion, the Collateral Monitoring Fee shall be reduced to $500 per month (provided that a full year's fee shall continue to be deemed earned at the beginning of the respective Loan Year as provided above).



                              Closing Fee. At the closing of this transaction, Borrower shall pay to FINOVA a closing fee in an amount equal to $69,500 of the Total Facility ("Closing Fee"), which shall be deemed fully earned on the date such payment is due. FINOVA acknowledges that $35,000 of the Closing Fee has been received by FINOVA.



                              Annual Renewal Fee. On the first anniversary of the date of this Agreement, and on each subsequent anniversary of said date, if this Agreement is in effect, Borrower shall pay FINOVA a renewal fee in the amount of $12,600, ("Annual Renewal Fee"), which shall be deemed fully earned on the date due and shall be non-refundable.



                              Unused Line Fee. With respect to each month, or portion thereof during the term of this Agreement, Borrower shall unconditionally pay to FINOVA a fee equal to 0.25% per annum of the difference between the Revolving Credit Limit and the average daily outstanding balance of the Revolving Credit Loans during such month, or portion thereof ("Unused Line Fee"), which fee shall be calculated and payable monthly, in arrears, and shall be due and payable, commencing on the first Business Day of the first month following the Closing Date and continuing on the first Business Day of each month thereafter.

                              Examination Fee. Borrower agrees to pay to FINOVA an examination fee in the amount of $600 per person per day in connection with each audit or examination of Borrower performed by FINOVA prior to or after the date hereof, plus all costs and expenses incurred in connection therewith (the "Examination Fee"). Without limiting the generality of the foregoing, Borrower shall pay to FINOVA an initial Examination Fee in an amount equal to $600 per person per day, plus all costs and expenses incurred in connection therewith. Such initial Examination Fee shall be deemed fully earned at the time of payment and due and payable upon the closing of this transaction, and shall be deducted from any good faith deposit paid by Borrower to FINOVA prior to the date of this Agreement.

NOTIF
ICATION OF CLOSING (SECTION 2.13):

                              The amount for purposes of Section 2.13 shall be $______________ at the interest rate applicable to Term Loan A, $__________ at the interest rate applicable to Term Loan B, and $____________ at the Revolving Interest Rate.

CONDI
TIONS OF CLOSING (SECTION 4.1):

                              The obligation of FINOVA to make the initial advance hereunder or to issue or arrange for the issuance of the initial Letter of Credit hereunder is subject to the fulfillment, to the satisfaction of FINOVA and its counsel, of each of the following conditions, in addition to the conditions set forth in Sections 4.1 and 4.2 above:

                    (a) Minimum Excess Availability (Section 4.1(b)). Not less than $300,000. Accounts payable outstanding: 30 days or more from their due date.

                    (b) Life Insurance (Section 4.1(u)). Life insurance policies shall be maintained on the following individuals in the amount of at least $500,000 each: James S. Pendleton , Wayne
                    R. Wright , and Stephen J. Fryer

                    (c) No Material Adverse Change (Section 4.1(v)). Further, no material adverse change has occurred in the Borrower's business, operations, financial condition, or assets or in the prospect of repayment of the Obligations since June 30, 1997.

                    (d) Validity and Support Agreements. James S. Pendleton , Wayne R. Wright , and Stephen J. Fryer shall each have delivered a Validity and Support Agreement in favor of FINOVA, and in form and substance satisfactory to FINOVA.

                    (e) Warrants. Borrower shall have issued to FINOVA seven-year warrants to purchase 375,000 shares of common stock of Borrower at $2.00 per share, on terms mutually agreed, and in connection therewith Borrower shall execute and deliver an anti-dilution and registration rights agreement with FINOVA on terms mutually agreed.

                    Borrower shall cause the  conditions  precedent set forth in
                    Section 4.1 of this Agreement and set forth above in this Schedule to be satisfied, and shall provide evidence to FINOVA that all such conditions precedent have been satisfied, on or before September 5, 1997.


                                    BORROWER INFORMATION:

         Borrower's State of Incorporation (Section 5.1):          Utah

         Borrower's copyrights, patents, trademarks, and licenses (Section 5.5):


                                                     None. In the event Borrower
                                    hereafter acquires any copyrights,  patents,
                                    trademarks,  and  licenses,  Borrower  shall
                                    promptly  notify  FINOVA  of  the  same  and
                                    execute and deliver  all such  documents  as
                                    FINOVA  shall   specify  (on  FINOVA's  then
                                    standard  form)  for  filing  in the  United
                                    States  Patent and  Trademark  Office or the
                                    United   States    Copyright    Office   (as
                                    applicable) in order to grant FINOVA a first-priority, perfected security interest therein.

         Fictitious Names/Prior Corporate Names  (Section 5.2):

              Prior Corporate Names:              Pen National, Inc.

              Fictitious Names:          InCirt Technology, Inc., Moto-
         Sat, Powerstream Technology Corporation, Pen Technology, Inc.



         Borrower Locations (Section 5.16)

            Chief Executive Office:  2351 South 2300 West, Salt Lake City, Utah
                                    84119

            Other Location(s):       1382 Bell Ave., Tustin, California  92780
                             140 Mtn Rd., Orem, Utah

         Borrower's Federal Tax Identification Number (Section 5.16): 87-0430260

         Permitted                  Encumbrances  (Section  1.1):  Leases of and
                                    purchase   money   security   interests   in
                                    specific  items  of  Equipment  shown on the
                                    California and Utah UCC Searches dated as of
                                    August   15,   1997  and   August  8,  1997,
                                    respectively,  and purchase  money  security
                                    interests  in  specific  items of  Equipment
                                    created  substantially  simultaneously  with
                                    the  acquisition  of such  Equipment for the
                                    purpose  of  financing   such   acquisition,
                                    provided that such security interest shall attach only to the Equipment acquired.


FINANCIAL COVENANTS  (SECTION 6.1.13):

                                    Borrower   shall  comply  with  all  of  the
                                    following  covenants.  Compliance  shall  be
                                    determined  as of the end of each  month  or
                                    quarter (as determined by FINOVA in its sole
                                    discretion),     except     as     otherwise
                                    specifically provided below:

         Total Debt Service
          Coverage Ratio: Borrower shall maintain a Total Debt Service Coverage
                          Ratio of in the following amounts during the following periods:

                    (i) for the period from September 1, 1997 to February 28, 1998: 1.0 to 1.0.

                    (ii) for the  period  from  September  1,  1997 to March 31,
                         1998, and for the period from September 1, 1997 to April 30, 1998: 1.20 to 1.0.

                    (iii)for the period from  September  1, 1997 to May 31, 1998 and to the end of each month thereafter, to and including August 31, 1998: 1.30 to 1.0.

                    (iv) for the  twelve-month  period ending September 30, 1998 and for each consecutive cumulative rolling twelve-month period ending on the end of each subsequent calendar quarter throughout the term of this
                         Agreement: 1.30 to 1.0.

         Senior Debt Service
         Coverage Ratio:  Borrower shall maintain a Senior Debt Service Coverage
                          Ratio of in the following amounts during the following periods:

                    (i) for the period from September 1, 1997 to December 31, 1997 : 1.2 to 1.0.

                    (ii) for the period  from  September  1, 1997 to January 31,
                         1998: 1.30 to 1.0.

                    (iii)for the period from  September  1, 1997 to February 28,
                         1998: 1.40 to 1.0.

                    (iv) for the period from September 1, 1997 to March 31, 1998 and to the end of each month thereafter, to and including August 31, 1998: 1.50 to 1.0.

                    (v) for the twelve-month period ending September 30, 1998 and for each consecutive cumulative rolling twelve-month period ending on the end of each subsequent calendar quarter throughout the term of this
                         Agreement: 1.50 to 1.0.

                    EBITDA: Borrower shall maintain EBITDA in the following amounts during the following periods:

4 months ending 12/31/97                        $     414,000
5 months ending 1/31/98                               636,000
6 months ending 2/28/98                               941,000
7 months ending 3/31/98                             1,327,000
8 months ending 4/30/98                             1,733,000
9 months ending 5/31/98                             2,195,000

10 months ending 6/30/98                                     2,713,000
11 months ending 7/31/98                                     3,256,000
12 months ending 8/31/98                                     3,851,000
12 months ending 9/30/98                                     4,416,000
12 months ending 12/31/98                                    4,416,000
12 months ending  3/31/99                                    4,416,000
12 months ending  6/30/99 and ending at the end of each      4,416,000
subsequent calendar quarter throughout the term of this
Agreement
--------------------------------------------------------------------------

                    Tangible Net Worth:  Borrower  shall  maintain  Tangible Net
                         Worth in the following amounts during the following periods:

4 months ending 12/31/97                                    $     7,000,000
5 months ending 1/31/98                                           7,000,000
6 months ending 2/28/98                                           7,000,000
7 months ending 3/31/98                                           7,000,000
8 months ending 4/30/98                                           7,000,000
9 months ending 5/31/98                                           7,000,000
10 months ending 6/30/98                                          7,000,000
11 months ending 7/31/98                                          7,000,000
12 months ending 8/31/98                                          7,000,000
12 months ending 9/30/98                                          7,500,000
12 months ending 12/31/98                                         7,500,000
12 months ending  3/31/99                                         7,500,000
12 months ending  6/30/99                                         7,500,000
12 months ending  9/30/99 and ending at the end of each           8,000,000
subsequent calendar quarter throughout the term of this
Agreement
----------------------------------------------------------

 Additional Definitions.  For purposes of the foregoing financial covenants, the following terms have the following meanings:

                    "EBITDA" means the Borrower's earnings before interest, taxes, depreciation and other non-cash amortization expenses and other non-cash expenses of Borrower, determined in accordance with generally accepted accounting principles, consistently applied.

                    "Operating Cash Flow" shall mean Borrower's net income or loss, determined in accordance with generally accepted accounting principles, plus the following (to the extent they were deducted from revenues in the calculation of net income): (i) depreciation; (ii) amortization; (iii) interest expense incurred; (iv) income taxes paid or accrued; (v) accrued (but not yet paid) severance costs; minus all actual unfinanced capital expenditures, and federal and state income taxes, to the extent actually paid during such period.

                    "Senior Debt Service Coverage Ratio" means the ratio of Borrower's Operating Cash Flow to Senior Debt Service.

                    "Senior Debt Service" means principal and interest payments on the Term Loans, interest payments on the Revolving Loans, and principal and interest payments on all other Obligations.

                    "Total Debt Service Coverage Ratio" means the ratio of Borrower's Operating Cash Flow to Total Debt Service.

                    "Total Debt Service" means Senior Debt Service plus all permitted payments of principal and interest on all other Indebtedness (not including the Bridge Loans, but including all payables converted to notes).

                                        "Tangible Net Worth" means the excess of
                                        total  assets  over  total  liabilities,
                                        determined in accordance  with generally
                                        accepted     accounting      principles,
                                        excluding however all assets which would
                                        be classified as intangible assets under
                                        generally      accepted       accounting
                                        principles, including without limitation
                                        goodwill, licenses, patents, trademarks,
                                        trade  names,  copyrights,   capitalized
                                        software   and   organizational   costs,
                                        licences and franchises. For purposes of
                                        determining   Tangible  Net  Worth,  the
                                        Bridge  Loans  and  other   indebtedness
                                        which  has  been   subordinated  to  the
                                        Obligations  pursuant to a subordination
                                        agreement on FINOVA's then standard form
                                        or which is otherwise  subordinated in a
                                        manner  and  on  terms  and   conditions
                                        acceptable   to  FINOVA   shall  not  be
                                        counted as a liability.

NEGA
TIVE COVENANTS (SECTION 6.2):

                Employee Advances: Borrower shall not make any loans or advances to Employees except in the ordinary course of business and consistent with past practices of Borrower in an aggregate amount not exceeding at any time $15,000 (not counting advances on bonuses or other compensation).
                Existing Guaranties:        None.

                    Capital Expenditures: Borrower shall not make or incur any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by Borrower in any fiscal year (beginning with the fiscal year ending September 30, 1998) would exceed $500,000.

                    Compensation: Borrower shall not pay total compensation, including salaries, withdrawals, fees, bonuses, commissions, drawing accounts and other payments, whether directly or indirectly, in money or otherwise, during any fiscal year to the following persons (or their replacements) in excess of $1,450,000 in the aggregate: Jim Pendleton, Alan Weaver, Wayne Wright, R. duke Deforest, Steve Fryer, Carl Rasmussen, Daniele Reni.

                    Indebtedness: Borrower shall not create, incur, assume or permit to exist any Indebtedness (including Indebtedness in connection with Capital Leases) in excess of $150,000 other than (i) the Obligations, (ii) trade payables and other contractual obligations to suppliers and customers incurred in the ordinary course of business, (iii) the Bridge Loans referred to below, and (iv) other Indebtedness existing on the date of this Agreement and reflected in the Prepared Financials (other than Indebtedness paid on the date of this Agreement from proceeds of the initial advances hereunder).

REPO
RTING REQUIREMENTS (SECTION 9.1):

                           1. Borrower shall provide FINOVA with monthly agings aged by invoice date and reconciliations of Receivables within ten (10) days after the end of each month.

                           2. Borrower shall provide FINOVA with monthly accounts payable agings aged by invoice date, outstanding or held check registers and inventory certificates within ten (10) days after the end of each month.

                           3. Borrower shall provide FINOVA with monthly perpetual inventory reports for the Inventory valued on a first-in, first-out basis at the lower of cost or market (in accordance with GAAP) or such other inventory reports as are reasonably requested by FINOVA, all within ten (10) days after the end of each month.

                           4.  Borrower   shall  provide   FINOVA  with  monthly
                               unaudited financial statements within thirty (30) days after the end of each month.

                           5. Borrower shall provide FINOVA with audited consolidated and consolidating fiscal financial statements within one hundred twenty (120) days after the end of each fiscal year, as more specifically described in Section 9.1(b) hereof, and with an opinion issued by a Certified Public Accountant which is acceptable to FINOVA.

                    6. Borrower shall provide FINOVA with annual operating budgets (including income
                               statements,   balance   sheets   and  cash   flow
                               statements, by month) for the upcoming fiscal year of Borrower within thirty (30) days prior to the end of each fiscal year of Borrower.

                           7. Borrower's balance sheets for purposes of the definition of Prepared Financials shall be as of September 30, 1996.


TERM (SECTION 9.2):


                              The initial term of this Agreement shall be four year(s) from the date hereof (the "Initial Term") and shall be automatically renewed for successive periods of one (1) year each (each, a "Renewal Term"), unless earlier terminated as provided in
                              Section 7 or 9.2 above or elsewhere in this Agreement.

TERMINATION FEE (SECTION 9.2):

                              (A) Revolving Credit Loans Facility. The Termination Fee applicable to the Revolving Credit Loans facility provided for in Section 9.2(d)
                              shall be an amount equal to the following percentage of the average daily outstanding balance of the Obligations for the 180-day period (or lesser period if applicable) preceding the date of termination: :

                              (i) five percent (5%), if such early termination occurs on or prior to the first anniversary of the date of this Agreement;

                              (ii) two percent (2%), if such early termination occurs after the first anniversary of the date of this Agreement, but on or prior to the first anniversary of the date of this Agreement.

                              (iii) one percent (1%), if such early termination occurs after the second anniversary of the date of this Agreement.



                              (B) Term Loans. The Termination Fee applicable to the Term Loans provided for in Section 9.2(d) shall be equal to :

                              (i) five percent (5%) of the amount prepaid if such prepayment is made during the Loan Year beginning on the Closing Date;

                              (ii) two percent (2%) of the amount prepaid if such prepayment is made during the Loan Year beginning on the first anniversary of the Closing Date; and

                              (iii) one percent (1%) of the amount prepaid if such prepayment is made on or after the second anniversary of the Closing Date.



                              (C) Make Whole Premium. Any prepayment of Term Loans using a fixed interest rate and not a floating interest rate, other than a prepayment made pursuant to the Excess Cash Flow Prepayments described below under "Additional Provisions," shall also be accompanied by a payment equal to the Make Whole Premium. The following definitions shall apply:

             1. "Make Whole Premium" means the positive difference,
              if any, between (i) the Discounted Value immediately
               prior to any prepayment of that portion of the Term Loan which is being prepaid and (ii) the principal balance of the Term Loan being prepaid as of the date of any such prepayment.

                    2. "Discounted Value" means the amount determined by discounting the Remaining Scheduled Payment Amounts from their respective due dates to the date of the prepayment of the Term Loan, at a discount factor equal to the Reinvestment Yield.

                    3. "Remaining Scheduled Payment Amount" means the amount of each scheduled payment of principal of and interest on a Term Loan that would be due on or after the date of a prepayment of such Term Loan if no payment of the Term Loan were made prior to its scheduled due date.

                    4. "Reinvestment Yield" means the rates shown under the ------------------ column heading "Ask YLD" for "Govt. Bonds & Notes" in the "Treasury Bonds, Notes & Bills" section of the Wall Street Journal, Eastern Edition, published on the Business Day prior to the date of any proposed prepayment of a Term Loan for the government bond or note with a maturity date having the closest matching maturity to the Weighted Average Life to Maturity, or, if there is more than one government bond or note with a maturity date having the closest matching maturity to the Weighted Average Life to Maturity, the highest of the rates shown in the "Ask YLD" column for any such bond or note, plus 4.00% with respect to Term Loan A and 4.50% with respect to Term Loan B.

                    5. "Weighted Average Life to Maturity" means the number --------------------------------- of years (calculated to the nearest  one-twelfth  year) obtained by dividing
                         (i) the sum of the products obtained by multiplying each remaining scheduled payment of principal under the Term Loans by the number of years (calculated to the nearest one- twelfth) which will elapse between the date of a prepayment of the Term Loans and the scheduled due date of such remaining scheduled principal payments, by (ii) the outstanding principal balance of the Term Loans on such prepayment date.




DISBURSEMENT (SECTION 9.11):

                              Unless and until Borrower otherwise directs FINOVA in writing, all loans shall be wired to Borrower's following operating account:

                                            Account No. 007-13181-6
                                            Zions First National Bank
                                            Salt Lake City, Utah
                                            ABA No. 124000054



ADDITIONAL PROVISIONS:

               1. Excess Cash Flow Prepayments. Within sixty (60) days following receipt by FINOVA of Borrower's annual audited financial statements, commencing with such financial statements for Borrower's fiscal year ending September 30, 1998, FINOVA may deliver a notice to Borrower requiring Borrower to prepay the Term Loans in an amount up to fifty percent (50%) of Borrower's Excess Cash Flow for such year. Any prepayments required under this section are strictly at the sole option of FINOVA, and are payable within thirty (30) days following the date of demand by FINOVA. All amounts paid pursuant to this section shall be applied as follows: First to the unpaid principal balance of Term Loan B and then to the unpaid principal balance of Term Loan
                              A. No Termination Fee or other form of prepayment premium shall be applied to any payments made under this section.

                              2. Bridge Loan Payments. Borrower presently has outstanding indebtedness in the total principal amount listed on Exhibit A hereto (the "Bridge Loans"). Borrower shall not make any payments of principal or interest on the Bridge Loans ("Bridge Loan Payments"), except as follows:

              (a) Within 60 days after the date hereof Borrower may
               make Bridge Loan Payments, if, after giving effect
              thereto, Borrower has Excess Availability of not less
                                 than $400,000.

            (b) After 60 days after the date hereof Borrower may make
             Bridge Loan Payments, if, after giving effect thereto,
                Borrower has Excess Availability of not less than
             $400,000, and Borrower has Total Debt Service Coverage
             Ratio of at least 1.2 to 1 for the period from July 1, 1997 to September 30, 1997 and for the period from July
            1, 1997 to the end of the most recent month preceding the
                                    month in which the Bridge Loan Payment is to be made and for which financial reports have been received.

             (c) Notwithstanding (a) or (b) above, Borrower may make
            Bridge Loan Payments, if such payments are made with the
            identifiable cash proceeds of the issuance by Borrower of
               equity or subordinated debt securities (other than
            "Additional Equity Proceeds", as defined above, referred
                                    to above relating to Term Loan B), within 30 days after the receipt of such proceeds.

            (d) Notwithstanding (a), (b) or (c) above, no Bridge Loan
             Payments may be made if, at the time of the payment and
              after giving effect thereto, any Event of Default or
              event which, with notice or passage of time or both,
            would constitute an Event of Default, has occurred and is
                                   continuing.

                              3. Inactive Subsidiaries. Borrower represents and warrants that (i) it has only two wholly-owned subsidiaries, Pen Technology, Inc. and InCirt Technology, Inc., both of which are inactive and have no assets, and (ii) it has no partially-owned subsidiaries. Without limiting any of the other terms of the Loan Agreement, Borrower shall not transfer any assets to either of said wholly-owned subsidiaries or any other subsidiaries or Affiliates, without FINOVA's prior written consent.

                        4.  Adjustments to Definition of "Eligible Receivables".

                                    (a)   Clause  (v)  in  the   definition   of
                              "Eligible Receivables" in Section 1.1 of the Loan Agreement is amended to read as follows: "(v) the account debtor is not located in the United
                              States, unless the Receivable is supported by a letter of credit or other form of guaranty or security, in each case in form and substance satisfactory to FINOVA, or, in the case of Receivables owing from Xircom-Malaysia in an aggregate amount not to exceed $150,000, unless such Receivables are supported by credit insurance in form and substance satisfactory to FINOVA".

                                    (b)  Clause  (viii)  in  the  definition  of
                              "Eligible Receivables" in Section 1.1 of the Loan Agreement is amended to read as follows: "(viii) the account debtor's total obligations to Borrower exceed 15% of all Eligible Receivables (or, in the case of Triconex Corp., 30% of all Eligible Receivables, or, in the case of Alaris Medical and Xircom, Inc., 25% of all Eligible Receivables), to the extent of such excess".

                              5. Litigation. In connection with Section 5.7 above, FINOVA acknowledges that certain litigation has been disclosed in the legal opinion provided to FINOVA by Borrower's counsel.

                              6. Change in Stock Ownership. Borrower and FINOVA agree to modify Section 7.1(n) of the Loan Agreement by changing "ten percent (10%)" therein to "twenty percent (20%)".

                              7. Landlord Waivers. Borrower has provided FINOVA with fax copies of signed Landlord Waivers, and Borrower agrees to provide original copies of the same to FINOVA within 10 days after the date hereof.

                              8. Personal Financial Statements of Guarantors. Borrower shall cause Guarantors to provide FINOVA with updated financial statements of the Guarantors in form acceptable to FINOVA, prior to the funding of Term Loan B.



Borrower:                                     FINOVA:

PEN INTERCONNECT, INC.                        FINOVA CAPITAL
                                              CORPORATION

By__/s/_James S. Pendelton__________          By__/s/ Mike McCauley____________
         President or Vice President          Title____________________________


04/97
-7

                                                               Exhibit 10.14

      THIS EMPLOYMENT AGREEMENT dated the 15th day of October 1996, between , Pen Interconnect, Inc. a Utah Corporation, hereinafter called the "Company", and STEPHEN J FRYER , hereafter called the Employee.


 WITNESSETH: WHEREAS, Company desires to obtain the Employee's experience and abilities in the business of the Company; and
     WHEREAS, the Employee desires to accept such engagement upon the terms and conditions herein after set forth, NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, it is agreed as follows:

1. EMPLOYMENT- Company hereby engages the Employee and the Employee hereby accepts employment upon the terms and conditions hereinafter set forth.
                                 2.  TERM - Subject to the provisions for
termination as hereafter provided, the term of this Agreement shall be for a minimum period of FIVE YEARS, beginning on the fifteenth of October, 1996. The term of this Agreement may be extended for ONE additional year, upon the mutual agreement of the parties.
      3. COMPENSATION - As compensation for all services rendered by Employee under this agreement, Company shall pay Employee an annual salary determined as follows: (A) Employee shall receive an initial base salary of $ 75,000 per year, payable at least monthly in equal installments in accordance with the company's regular payroll schedule. Such amount may be adjusted as approved by the Board of Directors of the Company.
                     (B) Employee shall also receive additional commission and bonuses, as are approved and awarded by the Board of Directors of the Company per exhibit A attached. 4. FRINGE BENEFITS - (A) Company shall provide a three weeks paid vacation each year to Employee. Unused vacation time will accrue and may be carried over to one succeeding year. (A) The Company shall provide the Employee with a car allowance of a minimum of $550.00 per month, for his / her use in connection with his/her employment. The Company agrees to pay all minor operating costs (gas,oil,wash and minor repairs). The employee will be responsible for (insurance, tires, taxes and registration and all major repairs) associated with the use of the automobile.
                                (B) The Employee
shall continue to participate as a member of the Company's major group insurance plan with the employee paying $ 40.00 of the monthly premium.
                           (C)  The Company shall provide and pay for the
Life Insurance covering the life of the Employee as described on Exhibit B.

             (D) The Company shall provide Deferred Compensation and Salary Continuation Plans to the employee as described on Exhibit C attached.
           5. DUTIES - The Employee is engaged for the purpose of performing services for the company with specific work in the management of the company as described in Exhibit D.

           6. TERMINATION - (a) The Company may terminate the Employee's employment under this Agreement for cause at any time during the term of this agreement. As used in this paragraph 6, the term "cause" shall be defined as the Employee's (i) wilful misconduct, (ii) fraud, (iii) misappropriation, (iv) embezzlement, (v) failure to abide by any codes of conduct adopted by the Employer, (vi) failure to follow the Employer's lawful orders and directives,
(vii) failure to meet performance standards or conduct generally applicable to similarly situated employees of the employer, (viii) conviction of a felony,
(ix) breach or threatened breach of any confidentiality or non-competition agreement between the Employee and the Company,or (x) conduct which impairs or damages, or tends to impair or damage, the reputation of the company. In the event of any termination pursuant 6(a), the Company shall be obligated to pay the Employee only such compensation as shall be accrued to the Employee up to and including the date upon which such termination becomes effective. No notice period shall be required to terminate the Employee under the provisions of this paragraph 6(a). (b) The Employee may terminate this agreement with cause upon ten (10) days written notice to the Company, unless during such ten (10) day period the cause for such termination shall be cured by the Company. As used in this paragraph 6(b), the term "cause" shall be defined as the Company's inability or refusal to comply with or perform its obligations and duties hereunder , including specifically, the payment of any compensation due the Employee hereunder and any illegal act or willful mis conduct by the employer. In the event of any termination pursuant to the terms of this paragraph 6(b), the Company shall be obligated to pay the Employee the compensation which shall have accrued to the Employee up to and including the date upon which such termination becomes effective. (c) The Employee and the Company may terminate this agreement at any time upon their mutual agreement.
        7. STOCK OPTIONS-- Stock options may be granted by the company to the employee as approved by the Board of Directors. 8. NON COMPETITION-- Employee acknowledges and agrees that he is being employed in a confidential position and, as a consequence will have complete access to and knowledge of Company's marketing techniques, customers, potential customers, and the Company's strategy concerning new markets, and inasmuch as Employee recognizes and agrees that the development of said customers, potential customers, and markets is an will be mainly the result of the Company's efforts the Employee covenants and agrees to with the Company, its successors or assigns, that for the term of this Agreement, and for a period of 18 months from the date of termination hereof, he will not engage in or participate in, either directly or indirectly, or be employed by or in any connection with, or furnish any information concerning the Company's business to any similar business that Pen is engaged in at the time of termination for a period of (18) months from the date of termination hereof. If the termination of employee is because of an illegal act or willful misconduct by the employer or termination because of a merger or buy out then the waiting period will be waived.
            9.   CONFIDENTIALITY-    Employee   understands,    recognizes   and
acknowledges that, as a consequence of the performance of his duties hereunder, he may receive notice or knowledge of, or have disclosed to him, certain
Confidential Information , as defined below, of the Company. Employee understands, acknowledges and agrees that the Confidential Information is proprietary and secret and agrees to respect the confidentiality and secrecy of the same. Employee also understands, agrees and acknowledges that all Confidential Information is the property of the Company. Except as lawfully authorized or as may be expressly and specifically required in the performance of Employees's responsibilities to the Company hereunder, Employee agrees not to directly or indirectly disclose, reveal, report,publish or transfer possession of, or access to any Confidential Information to any person or entity. Employee further agrees to disclose promptly and fully to the company any information which qualifies as Confidential hereunder, and agrees to turn over or return to the Company any and all Confidential Information in the Employee's possession or control upon the request of the Company or upon the termination of the Employee's and the Company employment relationship. As used herein, the term "Confidential Information" shall include all intellectual property or information which is proprietary to the Company or which is submitted or disclosed to the Company by a third party under obligations of secrecy or confidentiality or which is not exempted by amendment to this Agreement. Confidential Information (whether or not reduced to writing and in any and all stages of development) shall include, but shall not be limited to, discoveries, ideas, inventions, designs, concepts, drawings, specifications, techniques, models, data, software, documentation, diagrams, flow charts, research, development, processes, procedures, works of authorship, formulas, improvements, trade secrets, know-how, marketing techniques, marketing and development plans, product plans, customer names and addresses, names and financial information, information relating to the Company's customers or their financial position or marketing plans, strategies, forecasts, pricing, policies, and any tangible article which embodies such Confidential Information.
          10. INTELLECTUAL PROPERTY- As to any inventions, ideas discoveries improvements, ideas, devices, writings or other intellectual property ( hereafter collectively referred to as "INVENTIONS") made by the Employee during the term of his employment, solely of jointly with others, which are made with the Employer's equipment, supplies, facilities, trade secrets, or time, which relate to Employer, or the Employer's actual demonstrably anticipated research or development or the Employee actual or demonstrably anticipated research or development, or any other device directly related to the Employee's business, or which result from any work performed by the Employee for the Employer, the Employee agrees that such Inventions shall be the sole and exclusive property of the Employer and he promises to assign such Inventions to the Employer and to cooperate with the Employer to obtain patents or copyrights on such Inventions for the Employer in the United States and all foreign countries. The Employee also agrees that the Employer shall have the right to keep such Inventions as trade secrets, if the Employer so chooses.

       10a. WAIVER OF BREACH- The waiver of either party of a breach of any provision of this Agreement by either party shall not operate or be construed as a waiver of any subsequent breach by said party.
       11. ASSIGNMENT- The rights and obligations of the Company under this agreement shall inure to the benefit of and shall be binding upon the successors and assigns of Company.

       12. INDEMNIFICATION- The Company agrees to indemnify and hold harmless the Employee for any contractual liability, including any personal guarantee to a financial institution as part of any loan to the Company, or any other liability incurred by Employee as a result of his employment by or association with the Company. The Company shall pay all legal costs and expenses necessary to defend any contractual obligations, personal guarantees or other liabilities associated with the Employee's employment by or association with the Company.
            13. GOVERNING LAW- This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Utah.
            14. INJUNCTIVE RELIEF- Upon a breach or threatened breach by Employee of any of the provisions of Paragraphs 8 and 9 of this Agreement, the Company shall be entitled to an injunctions restraining Employee from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach, including recovery of damages from Employee

             15. SEVERABILITY- It is the desire and intent of the parties that the provisions of this Agreement be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, if any particular provision or portion of this Agreem ent shall be adjudicated to be invalid or unenforceable, this Agreement shall be deemed amended to delete therefrom the portion thus adjudicated to be invalid or unenforceable, such deletion to apply only with respect to the operation of this Section in the particular jurisdiction in which such adjudication is made .
              16. ASSIGNMENT- The Company may assign its rights and obligations under this Agreement to any affiliate of the Company or to any acquire of substantially all of the business of the Company, and all covenants and agreements hereunder shall inure to the benefit of and be enforceable by or against any such assignee. Neither this agreement nor any rights or duties hereunder may be signed by or delegated by employee.
          17. ENTIRE AGREEMENT- This Agreement sets forth the entire agreement and understanding of the parties and supersedes all prior understandings, agreements or representations by or between the parties, whether written or oral, which relate in any way to the subject matter hereof.
                   18. AMENDMENT- No provision of this Agreement shall be altered, amended, revoked, or waived except by an instrument in writing signed by the party sought to be charged with such amendment, revocation or waiver.

                    19. BINDING EFFECT- Except as otherwise provided herein, this Agreement shall be binding upon and shall inure to the benefit of the parties hereunto and their respective legal representatives, heirs, successors and assigns.

           IN WITNESS WHEREOF, the parties have executed this agreement as of date first written.

PEN INTERCONNECT,INC.


______________________       ___/s/ James S. Pendleton________
JAMES S PENDLETON
 CHAIRMAN AND CEO                           EMPLOYEE

                                                                  Exhibit 10.15

EMPLOYMENT AGREEMENT

      THIS EMPLOYMENT AGREEMENT dated the 1st day of April 1997, between ,POWERSTREAM TECHNOLOGY, CO. A wholly owned Subsidiary of Pen Interconnect, Inc. a Utah Corporation, hereinafter called the "Company", and Daniele Reni
       , hereafter called the Employee.


                           WITNESSETH:
WHEREAS, Company desires to obtain the Employee's experience and abilities in the business of the Company; and
     WHEREAS, the Employee desires to accept such engagement upon the terms and conditions herein after set forth, NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, it is agreed as follows: 1. EMPLOYMENT- Company hereby engages the Employee and the Employee hereby accepts employment upon the terms and conditions hereinafter set forth.

         2. TERM - Subject to the provisions for termination as hereafter provided, the term of this Agreement shall be for a minimum period of Five (5) YEARS, beginning on the first day of APRIL, 1997. The term of this Agreement may be extended for ONE additional year, upon the mutual agreement of the parties.
3. COMPENSATION - As compensation for all services rendered by Employee under this agreement, Company shall pay Employee an annual salary determined as follows:
                    (A) Employee shall receive an initial base salary of $ 70,000 per year, payable at least monthly in equal installments in accordance
with the company's regular payroll schedule.   Such amount may be adjusted as
approved by the Board of Directors.
                     (B) Employee shall also receive additional commission and bonuses, as are approved and awarded by the Board of Directors of the Company per exhibit A attached. 4. FRINGE BENEFITS - (A) Company shall provide a three weeks paid vacation each year to Employee. Unused vacation time will accrue and may be carried over to one succeeding year. (A) The Company shall provide the Employee with a car allowance of a minimum of $400.00 per month, for his / her use in connection with his/her employment. The Company agrees to pay all minor operating costs (gas,oil,wash and minor repairs). The employee will be responsible for (insurance, tires, taxes and registration and all major repairs) associated with the use of the automobile.
                                (B) The Employee
shall continue to participate as a member of the Company's major group insurance plan with the employee paying $ 40.00 of the monthly premium.
                           (C)  The Company shall provide and pay for the
Life Insurance covering the life of the Employee as described on   Exhibit B.
             (D) The Company shall provide Deferred Compensation and Salary Continuation Plans to the employee as described on Exhibit C attached.
           5. DUTIES - The Employee is engaged for the purpose of performing services for the company with specific work in the management of the company as described in Exhibit D.

          6. TERMINATION - (a) The Company may terminate the Employee's employment under this Agreement for cause at any time during the term of this agreement. As used in this paragraph 6, the term "cause" shall be defined as the Employee's (i) wilful misconduct, (ii) fraud, (iii) misappropriation, (iv) embezzlement, (v) failure to abide by any codes of conduct adopted by the Employer, (vi) failure to follow the Employer's lawful orders and directives, (vii) failure to meet performance standards or conduct generally applicable to similarly situated employees of the employer, (viii) conviction of a felony, (ix) breach or threatened breach of any confidentiality or non-competition agreement between the Employee and the Company,or (x) conduct which impairs or damages, or tends to impair or damage, the reputation of the company. In the event of any termination pursuant 6(a), the Company shall be obligated to pay the Employee only such compensation as shall be accrued to the Employee up to and including the date upon which such termination becomes effective. No notice period shall be required to terminate the Employee under the provisions of this paragraph 6(a). (b) The Employee may terminate this agreement with cause upon ten (10) days written notice to the Company, unless during such ten (10) day period the cause for such termination shall be cured by the Company. As used in this paragraph 6(b), the term "cause" shall be defined as the Company's inability or refusal to comply with or perform its obligations and duties hereunder , including specifically, the payment of any compensation due the Employee hereunder and any illegal act or willful mis conduct by the employer. In the event of any termination pursuant to the terms of this paragraph 6(b), the Company shall be obligated to pay the Employee the compensation which shall have accrued to the Employee up to and including the date upon which such termination becomes effective. (c) The Employee and the Company may terminate this agreement at any time upon their mutual agreement.
        7. STOCK OPTIONS-- Stock options may be granted by the company to the employee as approved by the Board of Directors. 8. NON COMPETITION-- Employee acknowledges and agrees that he is being employed in a confidential position and, as a consequence will have complete access to and knowledge of Company's marketing techniques, customers, potential customers, and the Company's strategy concerning new markets, and inasmuch as Employee recognizes and agrees that the development of said customers, potential customers, and markets is an will be mainly the result of the Company's efforts the Employee covenants and agrees to with the Company, its successors or assigns, that for the term of this Agreement, and for a period of 18 months from the date of termination hereof, he will not engage in or participate in, either directly or indirectly, or be employed by or in any connection with, or furnish any information concerning the Company's business to any similar business that Pen is engaged in at the time of termination for a period of (18) months from the date of termination hereof. If the termination of employee is because of an illegal act or willful misconduct or mismanagement by the employer or termination because of a merger,buy out or insolvency then the waiting period will be waived.

      9. CONFIDENTIALITY- Employee understands, recognizes and acknowledges that, as a consequence of the performance of his duties hereunder, he may receive notice or knowledge of, or have disclosed to him, certain Confidential Information , as defined below, of the Company. Employee understands, acknowledges and agrees that the Confidential Information is proprietary and secret and agrees to respect the confidentiality and secrecy of the same. Employee also understands, agrees and acknowledges that all Confidential Information is the property of the Company. Except as lawfully authorized or as may be expressly and specifically required in the performance of Employees's responsibilities to the Company hereunder, Employee agrees not to directly or indirectly disclose, reveal, report,publish or transfer possession of, or access to any Confidential Information to any person or entity. Employee further agrees to disclose promptly and fully to the company any information which qualifies as Confidential hereunder, and agrees to turn over or return to the Company any and all Confidential Information in the Employee's possession or control upon the request of the Company or upon the termination of the Employee's and the Company employment relationship. As used herein, the term "Confidential Information" shall include all intellectual property or information which is proprietary to the Company or which is submitted or disclosed to the Company by a third party under obligations of secrecy or confidentiality or which is not exempted by amendment to this Agreement. Confidential Information (whether or not reduced to writing and in any and all stages of development) shall include, but shall not be limited to, discoveries, ideas, inventions, designs, concepts, drawings, specifications, techniques, models, data, software, documentation, diagrams, flow charts, research, development, processes, procedures, works of authorship, formulas, improvements, trade secrets, know-how, marketing techniques, marketing and development plans, product plans, customer names and addresses, names and financial information, information relating to the Company's customers or their financial position or marketing plans, strategies, forecasts, pricing, policies, and any tangible article which embodies such Confidential Information.
          10. INTELLECTUAL PROPERTY- As to any inventions, ideas discoveries improvements, ideas, devices, writings or other intellectual property ( hereafter collectively referred to as "INVENTIONS") made by the Employee during the term of his employment, solely of jointly with others, which are made with the Employer's equipment, supplies, facilities, trade secrets, or time, or which relate to that of the Employer, or the Employer's actual page 4 demonstrably anticipated
research or development, or the Employee actual or demonstrably anticipated research or development, or any other device directly related to the Employee's business, or which result from any work performed by the Employee for the Employer, the Employee agrees that such Inventions shall be the sole and exclusive property of the Employer and he promises to assign such Inventions to the Employer and to cooperate with the Employer to obtain patents or copyrights on such Inventions for the Employer in the United States and all foreign countries. The Employee also agrees that the Employer shall have the right to keep such Inventions as trade secrets, if the Employer so chooses.

       10a. WAIVER OF BREACH- The waiver of either party of a breach of any provision of this Agreement by either party shall not operate or be construed as a waiver of any subsequent breach by said party.
       11. ASSIGNMENT- The rights and obligations of the Company under this agreement shall inure to the benefit of and shall be binding upon the successors and assigns of Company.

        12. INDEMNIFICATION- The Company agrees to indemnify and hold harmless the Employee for any contractual liability, including any personal guarantee to a financial institution as part of any loan to the Company, or any other liability incurred by Employee as a result of his employment by or association with the Company. The Company shall pay all legal costs and expenses necessary to defend any contractual obligations, personal guarantees or other liabilities associated with the Employee's employment by or association with the Company.
             13. GOVERNING LAW- This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Utah.
             14. INJUNCTIVE RELIEF- Upon a breach or threatened breach by Employee of any of the provisions of Paragraphs 8 and 9 of this Agreement, the Company shall be entitled to an injunctions restraining Employee from such breach. Nothing herein shall be construed as prohibiting the Company from pursuing any other remedies for such breach or threatened breach, including recovery of damages from Employee

             15. SEVERABILITY- It is the desire and intent of the parties that the provisions of this Agreement be enforced to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, if any particular provision or portion of this Agreement shall be adjudicated to be invalid or unenforceable, this Agreement shall be deemed amended to delete therefrom the portion thus adjudicated to be invalid or unenforceable, such deletion to apply only with respect to the operation of this Section in the particular jurisdiction in which such adjudication is made.
         16. ASSIGNMENT- The Company may assign its rights and obligations under this Agreement to any affiliate of the Company or to any acquire of substantially all of the business of he Company, and all covenants and agreements hereunder shall inure to the benefit of and be enforceable by or against any such assignee. Neither this agreement nor any rights or duties hereunder may be signed by or delegated by employee.
          17. ENTIRE AGREEMENT- This Agreement sets forth the entire agreement and understanding of the parties and supersedes all prior understandings, agreements or representations by or between the parties, whether written or oral, which relate in any way to the subject matter hereof.
                   18. AMENDMENT- No provision of this Agreement shall be altered, amended, revoked, or waived except by an instrument in writing signed by the party sought to be charged with such amendment, revocation or waiver.

                    19. BINDING EFFECT- Except as otherwise provided herein, this Agreement shall be binding upon and shall inure to the benefit of the parties hereunto and their respective legal representatives, heirs, successors and assigns.



           IN WITNESS WHEREOF, the parties have executed this agreement as of date first written.

 PEN INTERCONNECT,INC.


______________________       _____/s/ James S. Pendelton______
JAMES S PENDLETON
PRESIDENT AND CEO                          EMPLOYEE

                                                                  Exhibit 10.16

                              AGREEMENT AND PLAN OF
                       REORGANIZATION THROUGH ACQUISITION


         THIS AGREEMENT AND PLAN OF REORGANIZATION THROUGH ACQUISITION (the "Agreement") is entered as of the 1st day of April, 1997, by and between Pen Interconnect, Inc., a Utah corporation (the "Parent"), PEN TECHNOLOGIES, INC., a Utah corporation and wholly-owned subsidiary of the Parent (the "Purchaser"), PowerStream Technology, Inc., a Utah corporation (the "Seller") and for the limited purposes of Sections 5 and 13 hereof, Daniele Reni, the sole shareholder of the Seller ("Reni"). The Parent, the Purchaser, the Seller and Reni are referred to collectively herein as the "Parties".

         WHEREAS, the Seller desires to transfer its business and all of its assets to the Purchaser in exchange for One Hundred Fifty Thousand (150,000) voting shares of the common stock, par value $.01 per share, of the Parent (the "Shares"), and the assumption by the Purchaser of certain liabilities and obligations of the Seller in a transaction intended to qualify as a tax free reorganization within the meaning of Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended (the "Code"); and

         WHEREAS, the Purchaser desires to acquire all of the assets and business of the Seller in exchange for the Shares and the assumption of certain of the liabilities and obligations of the Seller; and

         WHEREAS, the Boards of Directors of the Parent, the Purchaser and of the Seller, respectively, and the shareholders of the Seller, have approved the transactions contemplated by this Agreement;

         NOW, THEREFORE, in consideration of the mutual promises and covenants set forth herein, together with other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the Parties hereto agree as follows:

                          SECTION 1. TRANSFER BY SELLER

         1.1 Transfer of Seller's Assets. At the Closing, as defined in Section 3 hereof, the Seller shall transfer and deliver to the Purchaser all of its properties and assets, tangible or intangible and wherever situated, all as listed on Exhibit "A" attached hereto and made a part hereof by this reference, and including without limitation, all right, title, and interest in and to (a) tangible personal property, including inventories or raw materials, supplies and finished goods, equipment, manufactured and purchased parts, machinery, goods in process, and furniture, (b) agreements, contracts, instruments, security interests, guaranties, and other similar arrangements, and rights thereunder,
(c) approvals, permits, licenses, certificates and similar rights obtained from governmental agencies, (d) intellectual property, including the name "PowerStream Technology," research and development and plans thereof, patents, patents pending, patent applications, trademarks, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against infringements thereof, and rights to protection of interests therein under the laws of all jurisdictions, (e) leaseholds and subleaseholds therein, (f) prepayments, prepaid expenses, and deferred items, claims, deposits, refunds and causes of action, (h) accounts, notes, and other receivables, (i) securities, and (j) cash, (collectively, the "Assets"); provided however, that the Assets shall not include (1) the Seller's corporate charter, qualifications to conduct business as a foreign corporation, arrangements with registered agents relating to foreign qualifications, taxpayer, and other identification numbers, seals, minute books, stock transfer books, blank stock certificates, and other documents relating to the organization, maintenance, and existence of the Seller as a corporation, or (2) any of the rights of the Seller under this Agreement.

         1.2 Documents of Transfer. The conveyance, transfer, assignment, and delivery of the Assets to the Purchaser, as herein provided, shall be effected by bills of sale, endorsements, assignments, drafts, checks, and other instruments of transfer and conveyance in such form as the Purchaser shall reasonably request.

         1.3 Further Acts. The Seller agrees that it will, at any time and from time to time after the Closing, upon request of the Purchaser and without payment of further consideration, do all such further acts, assignments, powers of attorney, and assurances as may be required for the better transferring and confirming to the Purchaser, or its successors and assigns, any or all of the Assets.

                       SECTION 2. PAYMENT BY THE PURCHASER

         2.1 Transfer of the Purchaser's Shares. At the Closing, the Purchaser shall deliver to the Seller a certificate or certificates representing the Shares.

         2.2 Assumption of Seller's Liabilities. At Closing, the Purchaser shall assume, and hereby agrees to pay, discharge and perform when due, the obligations and liabilities of the Seller listed on Exhibit "B" attached hereto and made a part hereof by this reference. Except as otherwise provided, the Purchaser will not assume or have any responsibility with respect to any other obligation, contract or liability of the Seller not included within Exhibit "B".

         2.3 Costs Resulting From This Agreement. Except as provided in Section 13.2, the Purchaser hereby agrees to pay any and all legal fees and other costs which directly result from the consummation of the transactions contemplated by this Agreement. For purposes of this subsection, legal fees and other costs which arise directly as a result of the consummation of the transactions contemplated by this Agreement shall refer only to obligations which will not be held to represent additional consideration within the meaning of Section 368(a)(1)(C) of the Code.

                             SECTION 3. THE CLOSING

         3.1 The Closing. The closing of the transactions contemplated hereby (the "Closing") shall take place at such time, date and place as shall be agreed upon by the Parties; provided however, that in no event shall the Closing occur later than June 30, 1997.

         3.2 Documents to be Delivered by Seller. At the Closing, the Seller shall deliver to the Purchaser: (1) such instruments of transfer (including consents and approvals of third parties) as are necessary or appropriate, in the opinion of legal counsel to the Purchaser, to vest in the Purchaser, its successors and assigns, the full legal and equitable title to the Assets; (2) a duly executed power of attorney appointing the Purchaser as the true and lawful attorney-in-fact for the Seller to institute and prosecute (in its own name, or in the name of the Seller and for the benefit of the Purchaser) any action or proceeding deemed by the Purchaser to be necessary or appropriate to perfect, assert, or enforce its right, title and interest in and to the

Assets; and (3) such evidence as legal counsel to the Purchaser may reasonably require to establish that the Seller has complied with the laws of the State of Utah and the Code relating to the Seller's sale of the Assets and its liquidation and dissolution pursuant to the provisions of this Agreement.

         3.3 Certificates and Documents to be Delivered by Purchaser. At the Closing, the Purchaser will cause to be delivered to the Seller (1) a certificate or certificates representing the Shares, and (2) an instrument evidencing the assumption by the Purchaser of those liabilities of the Seller specified in Section 2.2 hereof.

               SECTION 4. REPRESENTATIONS AND WARRANTIES OF SELLER

         The Seller represents and warrants that the statements contained in this Section 4 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing (as though made then and as though the Closing were substituted for the date of this Agreement throughout this Section 4), except as set forth in disclosure schedule accompanying this Agreement.

         4.1 Organization and Good Standing. The Seller has been duly organized and is existing as a corporation in good standing under the laws of the State of Utah with full power and authority (corporate and other) to own and lease its properties and to conduct its business as currently conducted. The Seller has no subsidiary nor owns or controls, or has any other equity investment or other interest in, directly or indirectly, any other entity.

         4.2 Authority. The seller has full power and authority (including full corporate power and authority) to execute and deliver this Agreements and to perform its obligations hereunder. Without limiting the generality of the foregoing, the stockholders and the Board of Directors of the Seller have duly authorized the execution, delivery and performance of this Agreement by the Seller. This Agreement constitutes the valid and legally binding obligation of the Seller, enforceable in accordance with its terms and conditions.

         4.3 No Conflicts. To the best of Seller's knowledge, the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not conflict with or result in a breach or violation of any term or provision of any instrument to which the Seller is bound or affected.

         4.4 Financial Statements.  To the best of Seller's knowledge,  Schedule
4.3 hereto contains true and complete copies of (i) the unaudited balance sheet (the "Balance Sheet") of the Seller at _____________, 1997 (the "Balance Sheet Date"), and the related unaudited statements of income, shareholders' equity and cash flows for the three months then ended (the "Financial Statements").

         4.5 Title to Property; Encumbrances. To the best of Seller's knowledge, the Seller has, and immediately prior to the Closing will have, good, valid and marketable title in fee simple to all property reflected on the Balance Sheet as owned by the Seller and all property acquired by the Seller since the Balance Sheet Date, in each case free and clear of all liens and encumbrances except for sales and other dispositions of inventory in the ordinary course since the Balance Sheet Date which, in the aggregate, have not been materially different from prior periods.

         4.6 Accounts Receivable. To the best of Seller's knowledge, all accounts receivable of the Seller reflected in the Balance Sheet and all ac counts receivable of the Seller that have arisen since the Balance Sheet Date (except such accounts receivable as have been collected since such dates) are valid and enforceable claims.

         4.7 Inventories. To the best of Seller's knowledge, except as described in Schedule 4.6, all inventories of raw materials, work-in-process and finished goods set forth or reflected in the Balance Sheet or acquired by the Seller since the Balance Sheet Date, consist of a quality and quantity usable and saleable in the ordinary course.

         4.8      Trademarks; Patents; Etc.

                  (a) Schedule 4.7(a) contains a true and complete list of all letters patent, patent applications, trade names, trademarks, service marks, trademark and service mark registrations and applications, copyrights, copyright registrations and applications, grants of a license or right to the Seller with respect to the foregoing, both domestic and foreign, claimed by either the Seller or used or proposed to be used by the Seller in the conduct of its business, whether registered or not, (collectively herein, "Registered Rights").

                  (b) Except as described in Schedule 4.7(b), the Seller owns and has the unrestricted right to use the Registered Rights and every trade secret, know-how, process, discovery, development, design, technique, customer and supplier list, promotional idea, marketing and purchasing strategy, invention, process, confidential data and or other information (collectively herein, "Proprietary Information") required for or incident to the design, development, manufacture, operation, sale and use of all products and services sold or rendered or proposed to be sold or rendered by the Seller, free and clear of any right, equity or claim of others. To the best of Seller's knowledge, Seller has not been notified in any manner of any infringement in the use of any Proprietary Information. The Seller has taken reasonable security measures to protect the secrecy, confidentiality and value of all Proprietary Information.

                  (c) Schedule 4.7(c) contains a true and complete list and description of all licenses of or rights to Proprietary Information granted to the Seller by others or to others by the Seller. Except as described in Schedule 4.7(c), (i) the Seller has not sold, transferred, assigned, licensed or subjected to any Lien, any Registered Right or Proprietary Information or any interest therein, and (ii) the Seller is not obligated or under any liability whatever to make any payments by way of royalties, fees or otherwise to any owner or licenser of, or other claimant to, any Registered Right or Proprietary Information.

                  (d) There is no claim or demand of any Person pertaining to, or any action that is pending or, to the Shareholders' knowledge, threatened, which challenges the rights of the Seller in respect of any Registered Right or any Proprietary Information.

         4.9      Indebtedness.

                  (a) The Seller has no liability or obligation for indebtedness other than as set forth on Exhibit B, and true and complete copies of all instruments and documents evidencing, creating, securing or otherwise relating to such indebtedness have been delivered to the Purchaser heretofore. Except as described in Schedule 4.8(a), no event has occurred and no condition has become known to the Seller (including the transactions contemplated hereby) that constitutes or, with notice or passage of time, or both, would constitute a default or a basis of force majeure or other claim of accelerated or increased rights, termination, excusable delay or nonperformance by the Seller or any other person under any instrument or document relating to or evidencing indebtedness that would entitle any person to require the Seller to pay any portion of the principal amount of such indebtedness prior to the scheduled maturity thereof. Except as set forth in Schedule 4.8(a), no instrument or document evidencing, creating, securing or otherwise relating to indebtedness will require the consent of any person to or as a result of the consummation of the transactions contemplated by this Agreement.

                  (b) Schedule 4.8(b) contains a list and brief description of all agreements or instruments pursuant to which any of the Seller's directors, employees or shareholders have guaranteed any indebtedness of the Seller (the "Guaranties"). True and complete copies of all Guaranties have been delivered to Purchaser.

         4.10 Litigation. To the best of Seller's knowledge, the Seller is not a party, and has not been threatened to be made a party, to any action, suit, proceeding, or investigation of, in, or before any court or administrative agency of any government or governmental agency pertaining to Seller, and is not subject to any outstanding injunction, judgment, order or decree of charge, issued by a government or governmental agency.

         4.11 Consents. To the best of Seller's knowledge, all consents, authorizations and approvals required of any person to or as a result of the consummation of the transactions contemplated hereby have been lawfully and validly obtained by the Seller.

         4.12 Information Regarding Shares. The Seller acknowledges that the Purchaser has delivered to it its Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, its Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, and Proxy Statement for the shareholder meeting held on February 18, 1997. The Seller has had the opportunity to review and discuss the above-referenced documents with the Purchaser and has had the opportunity to ask questions and make inquiries of representatives of the Purchaser regarding the Purchaser's financial condition, assets and operations and the Seller has received satisfactory answers to such questions and inquiries.

         4.13 Restrictions on Shares. The Shares when issued to the Seller will constitute "restricted securities" as that term is defined in Rule 144, as promulgated under the Securities Act of 1933, as amended (the "Act"), and as such may not be transferred except pursuant to an effective registration statement filed under the Act, or pursuant to a valid exemption from the registration requirements of the Act. The Purchaser has no obligation, whatsoever, to register the Shares under the Act and has no present intention to so register the Shares. If the Seller desires to sell or transfer any interest in the Shares pursuant to an exemption from registration under the Act and under state securities laws, the Seller shall first provide the Purchaser with a description of the circumstances and an opinion of counsel reasonably satisfactory to counsel to Purchaser that such sale or transfer is so exempt. The Seller understands that resale to the public will not be available for at least one year under Rule 144, as amended and effective April 29, 1997. The Shares are being acquired by the Seller for investment purposes only, solely for its own account, and without any present intention of participating directly or indirectly in the distribution or resale of all or any portion of the Shares. The following legend shall be placed upon the certificate or certificates representing the Shares:

                  The shares represented by this certificate have not been registered under the Securities Act of 1933. The shares have been acquired for investment and may not be sold, transferred or assigned in the absence of an effective registration statement for these shares under the Securities Act of 1933 or an opinion of Pen Interconnect, Inc.'s counsel that registration is not required under said Act.

         4.14 Review by Counsel. The Seller has had full and fair opportunity to have this Agreement and all documents referred to herein reviewed by legal counsel.

                SECTION 5. REPRESENTATIONS AND WARRANTIES OF RENI

         Reni represents and warrants that the statements, representations and warranties issued by the Seller and contained in Section 4.3, Section 4.5,
Section 4.8, Section 4.9 and Section 4.10 hereof are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing (as though made then and as though the Closing were substituted for the date of this Agreement), except as set forth in disclosure schedule accompanying this Agreement.

                    SECTION 6. REPRESENTATIONS AND WARRANTIES
                             OF PURCHASER AND PARENT

         The Purchaser and the Parent each represents and warrants that the statements contained in this Section 6 are correct and complete as of the date of this Agreement and will be correct and complete as of the Closing (as though made then and as though the Closing were substituted for the date of this Agreement throughout this Section 6), except as set forth in disclosure schedule accompanying this Agreement.

         6.1 No Conflicts. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby will not conflict with or result in a breach or violation of any term or provision of any instrument to which the Purchaser or Parent is bound or affected.

         6.2 Authority. The Purchaser and Parent each have full power and authority (including full corporate power and authority) to execute and deliver this Agreement and to perform its obligations hereunder. Without limiting the generality of the foregoing, the Boards of Directors of the Purchaser and the Parent have duly authorized the execution, delivery and performance of this Agreement by the Purchaser and the Parent. This Agreement constitutes the valid and legally binding obligation of the Purchaser and the Parent, enforceable in accordance with its terms and conditions.

         6.3 Access and Information. The Purchaser and the Parent have delivered to the Seller its true, correct, complete and most recent Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, its Quarterly Report on Form 10-QSB for the quarter ended December 31, 1996, and Proxy Statement for the shareholder meeting held on February 18, 1997. Each of these documents contain the information required to be included therein by applicable law and as to such required information do not contain any untrue statements of material fact or omit a material fact necessary to make the statements contained therein not misleading.

                SECTION 7. CONDUCT OF SELLER PRIOR TO THE CLOSING

         During the period commencing on the date hereof and continuing through the Closing, the Seller covenants and agrees (except as expressly contem plated by this Agreement or to the extent that the Purchaser shall otherwise expressly consent in writing) that:

         7.1 Ordinary Course. The Seller shall conduct its business in, and only in, the ordinary course and shall maintain its properties and assets in good condition and repair.

         7.2 Corporate Changes The Seller shall not declare, set aside, make or pay any dividend or other distribution in respect of its capital stock or purchase or redeem, directly or indirectly, any shares of its capital stock, or liquidate or dissolve or obligate itself to do, other than as contemplated by this Agreement.

         7.3 Indebtedness The Seller shall not incur any indebtedness, sell any debt securities or lend money to or guarantee the indebtedness of any person. The Seller shall not restructure or refinance its existing Indebtedness.

             SECTION 8. CONDITIONS PRECEDENT TO SELLER'S OBLIGATIONS

         The obligations of the Seller under this Agreement are subject to the Purchaser's fulfillment, before or at the Closing, of each of the following conditions, unless waived in whole or in part in writing by the Seller:

         8.1 Purchaser's Covenants. The Purchaser and the Parent shall have performed all covenants required by this Agreement to be performed by it at or before the Closing.

         8.2 Delivery of Shares. The Purchaser shall deliver to the Seller a certificate or certificates representing the Shares.

         8.3 Delivery of Assumption Document. The Purchaser shall deliver to the Seller an assumption document, in a form acceptable to counsel for the Seller, relating to the assumption of the Seller's obligations as described in Section 2.2.

                 SECTION 9. CONDITIONS PRECEDENT TO PURCHASER'S
                            AND PARENT'S OBLIGATIONS

         The obligations of the Purchaser and of the Parent under this Agreement are subject to each of the following conditions, unless waived in whole or in part in writing by the Purchaser or the Parent:

         9.1 Seller's Representations and Warranties. The representations and warranties of the Seller set forth in Section 4 and of Reni set forth in Section 5 hereof shall be true and correct in all material respects at Closing as though made at and as of that date, except as affected by transactions contemplated hereby.

     9.2 Seller's Covenants. The Seller shall have performed all covenants required by this Agreement to be performed by it on or before the Closing.

         9.3 Transfer Documents. The Seller shall deliver to the Purchaser documents sufficient, in the opinion of legal counsel to the Purchaser, to vest in the Purchaser, its successors and assigns, full legal and equitable title to the Assets, together with the power of attorney described in Section 3.2.

                  SECTION 10. APPROVAL OF SELLER'S SHAREHOLDERS

         The Board of Directors of Seller shall and submit and recommend this Agreement for shareholder adoption and approval, as provided for by the applicable laws of the State of Utah. The affirmative vote of the holders of a majority of all issued and outstanding common shares of the Seller shall be required for the adoption and approval of this Agreement.

            SECTION 11. OBLIGATIONS OF SELLER AFTER THE CLOSING DATE

         11.1 Dissolution. From and after the Closing, the Seller will not engage in any business, and as soon thereafter as is practicable will liquidate and dissolve as a corporation, and, in connection therewith, shall distribute the Shares received pursuant to Section 2 hereof to Reni in complete cancellation and redemption of all issued and outstanding common shares of the Seller.

         11.2 Seller's Corporate Records. The Seller will make available to the Purchaser for inspection and copying all books and records retained by it pursuant to Section 1.1 hereof upon reasonable request for access thereto.

                             SECTION 12. TERMINATION

         12.1 Circumstances of Termination. This Agreement may be terminated:

                  (a) by the Board of Directors of the Seller if any condition provided in Section 7 hereof has not been satisfied or waived on or before the Closing;

                   (b) by the Board of Directors of the Purchaser or of the Parent if any condition provided in Section 8 hereof has not been satisfied or waived on or before the Closing;

          (c) by the Board of Directors of the Seller, the Purchaser or the Parent if the Closing has not occurred by June 30, 1997;

         12.2 Effect of Termination. In the event of a termination of this Agreement pursuant to Section 11.1 hereof, each party shall pay the costs and expenses incurred by it in connection with this Agreement and no party (or any of its officers, directors and shareholders) shall be liable to any other party for any costs, expenses, damages or loss of anticipated profits, except to the extent that such termination results from the willful breach by a party hereto of its representations, warranties, covenants or agreements set forth herein, in which event the Parties shall retain such legal or equitable remedies as they may enjoy.

                           SECTION 13. INDEMNIFICATION

         13.1 Survival of Representations and Warranties. The representations and warranties of the Parties hereto contained in this Agreement or in any writing delivered pursuant hereto or at the Closing shall survive the Closing and the consummation of the transactions contemplated hereby (and any examination or investigation by or on behalf of any party hereto) until the second anniversary of the Closing.

         13.2     Indemnification.

                  (a) Reni covenants and agrees to defend, indemnify and hold harmless the Purchaser, the Parent and the Seller and each person who controls the Purchaser and/or Parent within the meaning of the Act, to the extent of the value of the Shares, and by returning the Shares to the Parent without further recourse, from and against any damages arising out of or resulting from: (i) any inaccuracy in or breach of any representation or warranty made by the Seller or Reni in this Agreement or in any writing delivered by the Seller or Reni pursuant to this Agreement or at the Closing; or
(ii) the failure of the Seller to perform or observe fully any covenant, agreement or provision to be performed or observed by the Seller pursuant to this Agreement.

                  (b) The Purchaser and Parent covenant and agree to defend, indemnify and hold harmless the Seller and Reni from and against any damages arising out of or resulting from: (i) any inaccuracy in or breach of any representation or warranty made by the Purchaser or Parent in this Agreement or in any writing delivered pursuant to this Agreement or at the Closing; (ii) the failure by the Purchaser or Parent to perform or observe any covenant, agreement or condition to be performed or observed by it pursuant to this Agreement.

         13.3     Third Party Claims.

                  (a)  If any  party  entitled  to be  indemnified  pursuant  to
Section 13.2 (an "Indemnified Party") receives notice of the assertion by any third party of any claim or of the commencement by any such third person of any action (an "Indemnifiable Claim") with respect to which another party hereto (an "Indemnifying Party") is or may be obligated to provide indemnification, the Indemnified Party shall promptly notify the Indemnifying Party in writing (the "Claim Notice") of the Indemnifiable Claim; provided, that the failure to provide such notice shall not relieve or otherwise affect the obligation of the Indemnifying Party to provide indemnification hereunder, except to the extent that any damages directly resulted or were caused by such failure.

                  (b) The Indemnifying Party shall have thirty days after receipt of the Claim Notice to undertake, conduct and control, through counsel of its own choosing, and at its expense, the settlement or defense thereof, and the Indemnified Party shall cooperate with the Indemnifying Party in connection therewith; provided, that (i) the Indemnifying Party shall permit the Indemnified Party to participate in such settlement or defense through counsel chosen by the Indemnified Party (subject to the consent of the Indemnifying Party, which consent shall not be unreasonably withheld), provided that the fees and expenses of such counsel shall not be borne by the Indemnifying Party, and
(ii) the Indemnifying Party shall not settle any Indemnifiable Claim without the Indemnified Party's consent. So long as the Indemnifying Party is vigorously contesting any such Indemnifiable Claim in good faith, the Indemnified Party shall not pay or settle such claim without the Indemnifying Party's consent, which consent shall not be unreasonably withheld, delayed or conditioned.

                  (c) If the Indemnifying Party does not notify the Indemnified Party within thirty days after receipt of the Claim Notice that it elects to undertake the defense of the Indemnifiable Claim described therein, the Indemnified Party shall have the right to contest, settle or compromise the Indemnifiable Claim in the exercise of its reasonable discretion; provided, that the Indemnified Party shall notify the Indemnifying Party of any compromise or settlement of any such Indemnifiable Claim.

                  (d) Anything contained in this Section 13.3 to the contrary notwithstanding, Reni shall not be entitled to assume the defense for any Indemnifiable Claim (and shall be liable for the reasonable fees and expenses incurred by the Indemnified Party in defending such claim) if the Indemnifiable Claim seeks an order, injunction or other equitable relief or relief for other than money damages against the Purchaser or the Seller which the Purchaser determines, after conferring with its counsel, cannot be separated from any related claim for money damages and which, if successful, would adversely affect the business, properties or prospects of the Seller.

         13.4 Indemnification Non-Exclusive. The foregoing indemnification provisions are in addition to, and not in derogation of, any statutory, equitable or common-law remedy any party may have for breach of representation, warranty, covenant or agreement.

                         SECTION 14. GENERAL PROVISIONS

         14.1 Waiver. Any failure on the part of either party to comply with any of the obligations, agreements or conditions hereunder may be waived in writing by the party to whom such compliance is owed.

         14.2 Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been given if delivered in person or sent by prepaid, first class, registered or certified United States mail, with return receipt requested, as follows:


If to Purchaser or Parent:                   If to Seller:

         Pen Interconnect, Inc.              PowerStream Technology, Inc.
         2351 South 2300 West                1825 N. Mountain Springs Parkway
         Salt Lake City, Utah  84119         Springville, Utah  84663
         Attn: James S. Pendleton            Attn: Daniele Reni
         Fax: 801.977.3887

With Purchaser copy to:

         Parsons Behle & Latimer
         201 South Main Street
         Suite 1800
         Salt Lake City, Utah  84111
         Attn: Stuart A. Fredman
         Fax: 801.536.6111

         14.3 Entire Agreement. This Agreement (including the documents referred to herein) constitutes the entire Agreement between the Parties and supersedes and cancels any other agreement, representation or communication, whether oral or written between the Parties hereto relating to the transactions contemplated herein or the subject matter hereof. \

         14.4 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Utah, without giving effect to any choice or conflict of law provision (whether of the State of Utah or other jurisdiction) which would cause the application of any rule or regulation other than of the State of Utah.

         14.5 Effect. This Agreement shall inure to the benefit of, and be binding upon, the Parties hereto and their successors and assigns. Any assignment, however, by either party of its rights under this Agreement without the written consent of the other party shall be void.

         14.6 Amendments. The terms and conditions of this Agreement may be amended or supplemented at any time by written agreement of both the Seller and the Purchaser.

         14.7 Counterparts. This Agreement may be executed simultaneously in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

         14.8     Time.  Time is of the essence in this Agreement.

         14.9 Attorneys' Fees. In the event of a default or breach of any provision of this Agreement, the defaulting party agrees to pay all costs incurred by the non-defaulting party in enforcing this Agreement, including reasonable attorneys' fees.

         IN WITNESS WHEREOF, the Parties have caused this Agreement to be executed as of the day and date first shown above.

PURCHASER:                                    SELLER:


PEN TECHNOLOGIES, INC.                        PowerStream Technology, Inc.



By:  _/s/ James S. Pendleton_________              By:  /s/ Daniele Reni

Its:    ________CEO_________________               Its:     President

Pen Interconnect, Inc.                                             Exhibit 11
Calculation of Earnings per share


                                                                     Months          Weighted
                                                  Common              Out -           Average
Fiscal Year End                                   Shares           Standing            Shares
September 30, 1997

Balance at October 1, 1996                       3,033,407               12         3,033,407
Contingent Shares                                 55,568                  6            27,784
Acquisition of PowerSteam                         150,000                 6            75,000
Conversion of bridge loan                         88,888                  2            14,815
Exercised Warrants                                745,000                 1            62,083

Balance at September 30, 1997                    4,072,863                          3,213,089

Loss for fiscal year end September 30, 1997                                       ($1,735,483)
Loss per share                                                                         ($0.54)




                                                                             Months          Weighted
                                                          Common              Out -           Average
Fiscal Year End                                           Shares           Standing            Shares
September 30, 1996

Balance at October 1, 1995                               1,700,000               12         1,700,000
IPO shares issued                                        1,000,000               10           833,333
Acquisition of InCirT                                     333,407                 6           166,695

Balance at September 30, 1996                            3,033,407                          2,700,028

Loss for fiscal year end September 30, 1996                                                 ($709,010)
Loss per share                                                                                 ($0.26)

                                                                 Exhibit 23.1




                                     CONSENT


We have issued our report dated December 12, 1997, accompanying the financial statements of Pen Interconnect, Inc. appearing in the 1997 Annual Report on Form 10-KSB for the year ended September 30, 1997. We hereby consent to the incorporation by reference of the aforementioned report in the Registration Statements of Pen Interconnect, Inc. on Forms S-3 (File No. 33-96444-D, effective August 4, 1997 and File No. 333-29927, effective August 29, 1997) and on Form S-8 (File No. 333-2618 effective March 22, 1996).





                                                             GRANT THORNTON LLP

Salt Lake City, Utah
January 12, 1998

                                                                 Exhibit 99

                             PEN INTERCONNECT, INC.
                              2351 South 2300 West
                           Salt Lake City, Utah 84119
                              --------------------

                              Information Statement

         This information statement is provided by the Board of Directors of Pen Interconnect, Inc., a Utah corporation (the "Company"), in connection with stockholder approval by written consent ratifying the actions of the Board of Directors in issuing warrants to acquire 1,000,000 shares of Common Stock to certain lenders.

         The foregoing action has been effected by written consents (the "Consents") executed by the holders of an aggregate of 51% of the Company's outstanding Common Stock. In accordance with the regulations of the Securities and Exchange Commission (the "Commission"), the Consents will be effective 20 days following the mailing of this information statement.

         The warrants were issued from January through April 1997 to 15 individuals and entities (the "lenders") who loaned an aggregate of $1,000,000 to the Company. The warrants are exercisable at $2.00 per share and expire on the tenth anniversary of their issuance. The loans are repayable after six months. If a loan is not repaid when due, the number of shares issuable pursuant to the lender's warrants doubles. If the loan is not repaid within 30 days of maturity the exercise price for the warrants decreases to $1.00 per share. If a loan becomes more than 60 days overdue the exercise price becomes equal to the lesser of $1.00 per share and the greater of $.55 per share or 75% of the average closing bid price of the Company's Common Stock during the 15 trading days immediately preceding the date of exercise (the "Market Price"). If a loan becomes more than 60 days overdue and the Company's stock is not listed on Nasdaq, the exercise price becomes equal to the lesser of $1.00 per share and 75% of the Market Price. As of July 31, 1997, loans with a principal amount of $775,000 remain outstanding. The Company has filed a registration statement to register the sale of shares of Common Stock issuable on exercise of the warrants.

Considerations

         In general the Company's Certificate of Incorporation authorizes the Board of Directors to create and issue securities convertible into Common Stock without shareholder approval. However, the corporate governance rules which apply to companies listed on the Nasdaq National Market System provide that a company may not without shareholder approval in any transaction issue at less than the greater of market value or book value a number of shares equal to more than 20% of the number of shares of common stock then outstanding. Although the matter is not free from doubt, the Company believes that it is the position of Nasdaq that the Company is required to take into account all shares which are issuable on exercise of the warrants even if it is improbable that the warrants will be exercised because the exercise price of the warrants is greater than the recent market price of the Common Stock. Although the exercise price of the warrants is greater than the market price of the Common Stock, it is arguably less than the Company's per share book value. Therefore the

Company has obtained the Consents approving the issuance of the warrants in order to satisfy the Nasdaq rules.

Vote Required

         Under Utah law, the affirmative vote of a majority of the votes eligible to be cast at a meeting of shareholders is required to approve the authorization of the issuance of the warrants. The Consents satisfy this requirement.


Dated:   Salt Lake City, Utah
         September 29, 1997

                                  By Order of the Board of Directors

                                  /s/ Dennis C. Ellis

                                  Dennis C. Ellis
                                  Secretary