Form 10KSB/A
period 1997-09-30
PEN INTERCONNECT INC
filed 1998-01-28
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended   September 30, 1997

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
 (State or other jurisdiction of       (I.R.S. Employer Identification No)
incorporation or organization

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

 This amendment on the Form 10-KSB/A to the Company's annual report for the fiscal year ended September 30, 1997 is being filed to include the text to Items 9 through 12 which are set forth below in their entirety.

                                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         1    Directors and Executive Officers.

         The Company's directors and executive officers, and their respective ages and positions with the Company, are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. There are no family relationships between any of the Company's directors or executive officers. The Company's board of directors is currently comprised of five members, each of whom is elected for a term of one year. Executive officers are chosen by and serve at the discretion of the Board of Directors.


              Name                    Age                           Position                            Year Elected
                                                                                                         or Appointed

James S. Pendleton                    59      Chief Executive Officer; Chairman of the                       1985
                                              Board of Directors; President
Wayne R. Wright                       59      Chief Financial Officer and Vice Chairman                      1985
                                              of the Board of Directors
Stephen J. Fryer                      59      Senior Vice President of Marketing and                         1995
                                              Investor Relations; Director
Robert "Duke" DeForest                64      President of Pen Technology Division                           1991
Alan Weaver                           50      President of InCirT Technology Division                        1996
C. Reed Brown                         51      Vice President of International Sales;                         1989
                                              Director
James E. Harward                      45      Director                                                       1997

     JAMES S. PENDLETON has been Chairman of the Board of Directors, President and Chief Executive Officer of the Company since 1985. Mr. Pendleton also serves the Company as Operations Manager for Product Design. From 1974 to 1985, Mr. Pendleton was President and Chief Executive Officer of PenTec Enterprises. From 1972 to 1974, he served as a Sales Manager for W. H. Bintze, an electronics distribution company. From 1964 to 1972, Mr. Pendleton was an electronics sales representative for Straube Associations, a company specializing in electronic components. Prior to joining Straube Associates, Mr. Pendleton served in the U.S. Navy as an Aviation and Electronics Specialist. Mr. Pendleton attended Foothill College of Business Administration.

         WAYNE R. WRIGHT has served as Vice Chairman of the Board of Directors and Chief Financial Officer of the Company since 1985. From 1984 to 1985, he was Vice President and Chief Financial Officer of PenTec Enterprises. From 1968 to 1984, he was Controller, Vice President of Operations and Division General Manager for Beehive International, a computer peripheral company. From 1967 to 1968, Mr. Wright was the General Accounting Manager for Litton Data Systems. From 1961 to 1968, he was employed by Beeline/Frontier Refinery as Division Office Manager. Mr. Wright received his Bachelor of Science Degree in Accounting and Finance from the University of Utah.

         STEPHEN J. FRYER has served as a director of the Company since 1995 and as the Senior Vice President of Marketing and Investor Relations since October 1997. Senior Vice President of Sales and Marketing from October, 1996 to
October, 1997. From 1989 to 1996, Mr. Fryer was a principal in Ventana International, Ltd., an Irvine, California based venture capital and private investment banking firm. Mr. Fryer graduated from the University of Southern
California in 1960 with a Bachelors Degree in Mechanical Engineering and has spent over twenty-eight years in the computer business in the United States, Asia and Europe.

         ROBERT "DUKE" DEFOREST joined the Company in 1991 as a Vice President. He currently serves as President of the Pen Technology Division since October 1997 prior to October
1997 he served as Vice President of Sales. From 1989 to 1991, he owned and managed Datavault/Rocky Mtn. Sales, a company specializing in electronic sales and electronic televaulting. From 1987 to 1989, he was employed as Senior Vice President/Director for Forval America, Inc., a Japanese marketing company which specializes in the high-speed modem business. From 1981 to 1987, he was
President, Chief Executive Officer and a Director of Digital Recording Corporation, a public company which specializes in optical recording. Mr. DeForest has also served as Senior Vice President of Operations and Vice President of Sales and Marketing for Beehive International. He received his Bachelor of Science Degree in Electrical Engineering from the University of Wyoming and a Masters of Science Degree in Electrical Engineering from the University of Utah.

         ALAN WEAVER has served as President of the InCirT Technology Division of the Company since April 1996. From September 1996 to September 1997 Mr. Weaver was President of Pen Interconnect, Inc. From September of 1993 until April 1, 1996 Mr. Weaver was the President of the InCirT Technology Division of The Cerplex Group, Inc. From 1990 to September 1993, he was the President of InCirT Technology Incorporated. Prior to joining InCirT, Mr. Weaver was President of Curtis Electronics from 1982 to 1990, Manager of Strategic Planning for the International Groups Product Division of Digital Equipment Corp. from 1980 to 1982, and Director of Operations for the Electronics Division of Northern Telecom Inc. from 1977 to 1980.

         C. REED BROWN has served as a director of the Company since 1989. Since 1973, he has been a practicing attorney. From 1992 to 1996 he served as Vice President and General Counsel of Exerhealth, Inc.

     JAMES E. HARWARD received his B.A. from Brigham Young University and his J.D. from the University of California, Hastings School of Law. He was in private practice for the following six years. For five years he was an Administrative Law Judge for the Utah State Tax Commission after which he became Director of Legal Affairs for the Utah State Industrial Commission. For the two years following that, he was corporate attorney for Sinclair Oil, and since 1997 he has been President of ELM Management and Leasing. He has been a director of the Company since February, 1997.

         1    Significant Employees.

         Significant employees of the Company, and their respective ages and positions with the Company, are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. There are no family relationships between any of the Company's directors or executive officers, or any significant employees. Significant employees are chosen by and serve at the discretion of the executive officers of the Company and the Board of Directors.



              Name                    Age                           Position                                Year
                                                                                                          Appointed

L. Carl Rasmussen                     64      Vice President of Sales and Corporate                          1987
                                              Accounts
Danieli Reni                          47      President of PowerStream Technology                            1997
                                              Division

         L. CARL RASMUSSEN has served as Vice President of Sales and Corporate Accounts of the Company since 1994, and previously was Director of Marketing of the Company from 1987. From 1984 to 1987 he was a self-employed electronics sales representative. From 1973 to 1984, he served as Director of Marketing, Sales Manager and in other managerial positions for Beehive International, a computer peripheral company. Mr. Rasmussen received his Bachelor of Science Degree from the College of Engineering at Utah State University.

         DANIELI RENI joined the Company in April of 1997 as President of the PowerStream Technology Division of the Company. From 1978 to 1980 he was self-employed as an electronic consultant engineer. From 1980 to 1981, he was a Design Engineer for General Dynamics and from 1981 to 1984, he was Design Engineer for Teledyne Systems. He was Project Engineer from 1984 to 1987 in the R&D Department at Quoltron Systems and from 1987 to 1991, he was the Project Engineer for Power Products for Apple Computer. He became President and Owner of PowerStream Technology, Inc. in 1991 and operated the company until his employment with the Company in 1997.

     (c)  Compliance with Section 16(a) of the Securities Exchange Act of 1934.

         Section 16(a) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, require the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers Automated Quotations System and to the furnish the Company with copies thereof.

         Based on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that during fiscal year 1997, all persons had complied with the filing requirements under Section 16(a).

ITEM 10.          EXECUTIVE COMPENSATION

                           Summary Compensation Table

                               Annual Compensation

    Name and Principal
         Position              Fiscal                                                                  Other Annual
                                Year                Salary                     Bonus                   Compensation

James S. Pendleton              1997               $144,236                    $6,000                      $-0-*
                                1996               $133,500                   $45,332                      $-0-*
                                1995               $125,000                   $69,278                      $-0-*

Stephen J. Fryer                1997               $67,053                    $45,177                      $-0-*
                                1996                 N/A                        N/A                         N/A
                                1995                 N/A                        N/A                         N/A

Robert  DeForest                1997               $76,161                    $28,622                      $-0-*
                                1996               $75,935                    $17,148                      $-0-*
                                1995               $60,000                    $30,000                      $-0-*

Alan Weaver                     1997               $116,486                   $15,450                      $-0-*
                                1996               $59,907                    $19,638                      $-0-*
                                1995                 N/A                        N/A                         N/A


* The tables above do not include certain insurance, the use of a car, and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's salary and bonus.

                      OPTION/SAR GRANTS IN FISCAL YEAR 1997


                                         Number of               Percent of Total
                                         Securities             Options Granted to          Exercise
                                     Underlying Options            Employees in            Price per         Expiration
             Name                         Granted                Fiscal Year 1997            Share              Date
             ----                         -------                ----------------            -----              ----

James S. Pendleton                        200,000                       20%                  $1.38              2007
Stephen J. Fryer                          142,500                       14%                   1.38              2002
Robert  DeForest                           25,000                       2%                    1.38              2007
Robert DeForest                            56,000                       6%                    1.38              2002
Alan Weaver                               180,000                       18%                   1.38              2002

                    AGGREGATED OPTION/SAR EXERCISES IN FISCAL
                   YEAR 1997 AND FISCAL YEAR END OPTION VALUES



                                                                                Number of                 Value of
                                                                               Securities             Unexercised In-
                                                                               Underlying            the-Money Options
                                                                               Unexercised           at Fiscal Year End
                                                                                 Options
                                   Shares                                                              Exercisable /
                                  Acquired                                    Exercisable /             Unexercised
           Name                  on Exercise          Value Realized           Unexercised

James S. Pendleton                   -0-                   None              200,000/200,000         $149,000/$149,000
Stephen J. Fryer                     -0-                   None               28,500/28,500           $21,233/$21,233
Robert DeForest                      -0-                   None               53,800/53,800           $40,081/$40,081
Alan Weaver                          -0-                   None               36,000/36,000           $26,820/$26,820

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth the number of shares of the Company's common stock beneficially owned as of January 8, 1998, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees an executive officers, as a group, as reported by each such person. Unless otherwise indicated, each stockholder's address is c/o the Company, 2351 South, 2300 West, Salt Lake City, Utah, 84119.


               Name and Address of                      Amount and Nature           Percent of Class
                 Beneficial Owner                     of Beneficial Owner
                                                               (1)


Directors and Executive Officers


James S. Pendleton (2)(3)                                   1,035,037                     23.8%
Wayne R. Wright (4)                                          464,901                      10.5%
C. Reed Brown (5)                                            60,000                       1.4%
Stephen J. Fryer (6)                                         53,000                       1.3%
Robert  DeForest (7)                                         98,800                       2.4%
Alan Weaver (8)                                              36,000                       0.9%
James E. Harward                                              2,000                       0.0%


Holders of More Than 5%


James S. Pendleton Family Trust                             1,035,037                     23.8%
Virginia C. G. Pendleton Family Trust
(2)(3)

Dogwood Associates, Inc.                                     214,000                      5.1%
5 Dogwood Lane
Lawrence, New York  11559

West End Capital Corp. Pty. Ltd.                             214,000                      5.1%
14 Church Street
Hawthorn, Victoria, Australia 3122


All Officers and Directors as a Group (7                          1,788,080                    37.3%
persons)  (2)(3)(4)(5)(6)(7)(8)(9)

(1) Except as noted otherwise, all shares are owned beneficially and of record.

(2) Includes 456,441 shares of Common Stock held by the James S. Pendleton Family Trust of which Mr. Pendleton is a trustee and beneficiary, 15,144 shares in Mr. Pendleton's account in the Company's ESOP, and 200,000 shares that are unissued but with respect to which Mr. Pendleton has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

(3) Includes 363,452 shares of Common Stock held by the Virginia C. G. Pendleton Family Trust. Mr. Pendleton has voting control of these shares.

(4) Includes 100,000 shares held by the Wayne R. Wright Family Trust, 50,000 shares held by the LaRae Wright Family Trust, of which Mr. Wright is a trustee and beneficiary, 7,109 shares in Mr. Wright's account in the Company's ESOP, and 267,000 shares that are unissued but with respect to which Mr. Wright has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

(5) Includes 60,000 shares that are unissued but with respect to which Mr. Brown has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

(6) Includes 28,500 shares that are unissued but with respect to which Mr. Fryer has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

(7) Includes 53,800 shares that are unissued but with respect to which Mr. DeForest has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

(8) Includes 36,000 shares that are unissued but with respect to which Mr. Weaver has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

(9) Includes 2,000 shares that are unissued but with respect to which Mr. Harward has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

         Except as set forth above, the Company knows of no beneficial owner of five percent or more of the Company's Common Stock, and does not know of any arrangement which may at a subsequent date result in a change of control of the Company.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following information summarizes certain transactions, either engaged in within the last two (2) years or proposed to be engaged in by the Company and the individuals described.

         In 1989, the Company loaned Mr. Pendleton $370,335, bearing interest at 10% per annum. The note was satisfied in full as of September 30, 1996. Interest income received was $5,006 during fiscal year 1996.

         During fiscal year 1995, the Company guaranteed personal indebtedness of Mr. Pendleton in the maximum amount of $180,000. This indebtedness was paid in full during fiscal year 1996, and the guarantee has been released.

         During fiscal year 1997, the Company paid to ELM Management and Leasing, of which Mr. Harward is the president, approximately $55,000 for payrolling and employee benefit services.

                                   SIGNATURES

               In accordance with Section 13 or 15(d) the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEN INTERCONNECT, INC.

       Date:  January 28, 1998           By:  /s/ James S. Pendleton
                                             -----------------------
                                             James S. Pendleton,
                                             CEO and  Director

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Date: January 28, 1998                 By:  /s/ James S. Pendleton
                                                     -----------------------
                                              James S. Pendleton,
                                              CEO and  Director


       Date:  January 28, 1998                By: /s/ Wayne R. Wright
                                                 --------------------
                                              Wayne R. Wright,
                                              CFO, Principal Accounting
                                              Officer and Director


       Date:  January 28, 1998                By: /s/ James E. Harward
                                                 ---------------------
                                              James E. Harward
                                              Director



       Date:  January 28, 1998                By: /s/ Stephen Fryer
                                                 ------------------
                                              Stephen Fryer,
                                              Vice President, Director



       Date:  January 28, 1998                By: /s/ C. Reed Brown
                                                 ------------------
                                              C. Reed Brown
                                              Director