Form 10QSB
period 1997-12-31
PEN INTERCONNECT INC
filed 1998-02-17
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     December 31, 1997

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
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No)

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

                                                      Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of February 13, 1998, the issuer had 4,147,863 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                                                    Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                        Page
PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

          Financial Information                                           3

          Balance Sheets at December 31, 1997
          (unaudited) and September 30, 1997                            4-5

          Statements of Operations  for the three months
          ended December 31, 1997 and 1996 (unaudited)                    6

          Statements of Cash Flows for the three months
          ended December 31, 1997 and 1996 (unaudited)                  7-9

          Notes to Condensed Financial Statements (unaudited)         10-13

Item 2    Management's Discussion and Analysis or
          ---------------------------------------
          Plan of Operation                                           14-16

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                      17

Item 2            Changes in the Securities and Use of Proceeds          17

Item 3            Defaults Upon Senior Securities                        17

Item 4            Submission of Matters to a Vote of Security Holders    17

Item 5            Other Information                                      17

Item 6(a).        Exhibits

Item 6(b).        Reports on Form 8-K                                    17

Signatures                                                               18

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

          Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of December 31, 1997 and audited balance sheet as of September 30, 1997 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three months ended December 31, 1997 and 1996, and unaudited condensed statements of cash flows for the three months ended December 31, 1997 and 1996, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1997. The results of operations for the three months ended December 31, 1997 may not be indicative of the results that may be expected for the year ending September 30, 1998.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                 December 31         September 30,
                                                                                      1997              1997
                                                                               -------------         -------------
                                                                              (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                   $     50,175          $    272,148
    Receivables
        Trade accounts,  less  allowance  for doubtful  accounts of $151,094 and $137,058 at December 31, and September 30, 1997,
            respectively.                                                          2,936,026             2,093,056
        Current maturities of notes receivable (Note A)                               27,978               357,006
    Investments in common stock (Note A)                                             740,000               400,000
    Inventories (Notes B)                                                          3,554,536             3,355,871
    Prepaid expenses and other current assets                                        287,313               289,991
    Deferred tax asset                                                               141,324               141,324
                                                                               -------------         -------------

                    Total current assets                                           7,737,352             6,909,396


PROPERTY AND EQUIPMENT, AT COST
        Production equipment                                                       2,471,122             2,418,368
        Furniture and fixtures                                                       841,673               834,971
        Transportation equipment                                                      71,522                69,217
        Leasehold improvements                                                       368,137               368,137
                                                                                 -----------        --------------

                                                                                   3,752,454             3,690,693
        Less accumulated depreciation                                              1,373,082             1,303,063
                                                                                 -----------          ------------

                                                                                   2,379,372             2,387,630
OTHER ASSETS
    Notes receivable, less current maturities (Note A)                                76,294               607,524
    Investments in common stock  (Note A)                                            684,000                    -
     Deferred income taxes                                                         1,412,501             1,392,658
    Goodwill and other intangibles (net)                                           2,246,197             2,287,146
    Other                                                                            502,720               322,630
                                                                                ------------         -------------

                                                                                   4,921,712             4,609,958
                                                                                 -----------          ------------

                                                                                 $15,038,436           $13,906,984
                                                                                 ===========           ===========

    The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                December 31,          September 30,
                                                                                      1997              1997
                                                                               -------------         -------------
                                                                                (Unaudited)
CURRENT LIABILITIES
    Notes payable                                                               $    117,093           $   641,505
    Bridge loan                                                                            -               100,000
    Line of credit                                                                 2,640,343             2,237,690
    Current maturities of long-term obligations                                      277,671               263,255
    Current maturities of capital leases                                              61,471                66,464
    Accounts payable                                                               1,919,846             2,053,348
    Accrued liabilities                                                              331,932               481,356
                                                                                     -------               -------

                    Total current liabilities                                      5,348,356             5,843,618

LONG-TERM OBLIGATIONS, less current
    maturities  (Note C)                                                           1,120,482               681,722

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                                                        43,009                70,889

SUBORDINATED DEBENTURES (Note D)                                                   1,100,000                   -

DEFERRED INCOME TAXES                                                                165,755               165,755
                                                                                ------------           -----------

                    Total liabilities                                              7,777,602             6,761,984


STOCKHOLDERS' EQUITY (Notes A and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        4,147,863 shares at December 31, 1997 and
        4,072,863  shares at September 30, 1997                                       41,479                40,729
    Additional paid-in capital                                                     8,882,376             8,733,126
    Accumulated deficit                                                           (1,663,021)           (1,628,855)
                                                                               --------------       ---------------

                    Total stockholders' equity                                     7,260,834             7,145,000
                                                                               -------------           -----------

                                                                                 $15,038,436           $13,906,984
                                                                                 ===========           ===========





        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three months ended December 31,
                                                                                   1997                    1996
                                                                               ------------            -----------
Net sales                                                                      $   3,904,717           $ 5,258,386
Cost of sales                                                                      3,055,373             4,357,136
                                                                               -------------           -----------

            Gross profit                                                             849,344               901,250

Operating expenses
    Sales and marketing                                                              218,381               202,319
    Research and development                                                          88,387                45,308
    General and administrative                                                       435,463               334,358
    Depreciation and amortization                                                    114,275                92,289
                                                                               -------------          ------------

            Total operating expenses                                                 856,506               674,274
                                                                               -------------           -----------

            Operating income (loss)                                                   (7,162)              226,976

Other income (expense)
    Interest expense                                                                 (79,037)             (140,163)
    Gain on sale of division (Note A)                                                      -               611,912
    Other income, net                                                                 30,233                16,258
                                                                              --------------          ------------

            Total other income (expense)                                             (48,804)              488,007
                                                                              ---------------          -----------

Earning loss before income taxes                                                     (55,966)              714,983

Provision (benefit) for income taxes                                                 (21,800)              285,551
                                                                               --------------         ------------

Net earnings  (loss)                                                            $    (34,166)            $ 429,432
                                                                               ==============           ==========

Earnings (loss) per common share - basic (Note E)                             $        (0.01)         $       0.14
                                                                              ===============         ============

Weighted average common
    shares outstanding                                                             4,122,863             3,033,407
                                                                                ============           ===========





        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                       For three months ended December 31,
                                   (Unaudited)

                                                                                   1997                    1996
                                                                            ------------------      --------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings (loss)                                                    $     (34,166)       $      429,432
        Adjustments to reconcile net earnings (loss) to net
            cash provided by (used in) operating activities
               Depreciation and amortization                                         114,275                92,289
               Bad debts                                                              14,036                (4,230)
               Gain on sale of division                                                   -               (611,912)
               Contingent stock San Jose agreement                                   (40,000)                   -
               Loss on disposal of equipment                                          16,537                    -
               Changes in assets and liabilities
                    Trade accounts receivable                                       (857,006)              799,863
                    Inventories                                                     (198,665)             (214,430)
                    Prepaid expenses and other assets                               (161,412)             (174,803)
                    Accounts payable                                                (133,502)             (285,665)
                    Accrued liabilities                                             (149,424)             (159,523)
                    Income taxes                                                     (19,843)              272,823
                                                                             ----------------         -------------

                        Total adjustments                                         (1,415,004)             (285,588)
                                                                               -------------         --------------

                        Net cash (used in)
                        provided by operating activities                          (1,449,170)              143,844
                                                                                -------------          ------------

    Cash flows from investing activities
        Purchase of property and equipment                                           (81,605)             (112,949)
        Proceeds from sale of division                                                   -               2,000,000
        Issuance of notes receivable                                                 (39,742)                   -
        Collections on notes receivable                                                   -                 13,612
                                                                         -------------------        --------------

                        Net cash (used in) provided
                        by investing activities                                     (121,347)            1,900,663
                                                                               --------------           -----------



                                   (Continued)

                             Pen Interconnect, Inc.

                     For the three months ended December 31,
                                   (Unaudited)

                                                                                   1997                  1996
                                                                            -------------------   -----------

    Cash flows from financing activities
        Principal payments on notes payable                                         (524,412)                   -
        Net change in line of credit                                                 402,653            (2,178,487)
        Principal payments on bridge loan                                           (100,000)                  -
        Principal payments on long-term obligations                                  (79,697)              (14,244)
        Proceeds from issuance of term loan                                          500,000                    -
        Proceeds from issuance of subordinated debentures                          1,000,000                    -
        Proceeds from sale of common stock                                           150,000                    -
                                                                                ------------     -----------------

                        Net cash (used in) provided
                        by financing activities                                    1,348,544            (2,192,731)
                                                                               -------------        ---------------

                        Net decrease in cash
                            and cash equivalents                                    (221,973)             (148,224)

Cash and cash equivalents at beginning of period                                     272,148               169,445
                                                                            ----------------       ---------------

Cash and cash equivalents at end of period                                     $      50,175           $    21,221
                                                                               =============           ===========

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                                               $      63,188           $   129,294
        Income taxes                                                                     100                    -

                                   (Continued)

                             Pen Interconnect, Inc.

              For the three months ended December 31, 1997 and 1996
                                   (Unaudited)

Noncash investing and financing activities


During the first quarter of fiscal year 1998, notes receivable totaling $900,000 plus accrued interest of $84,000 were converted by the issuer to investments in common stock.

Effective November 1, 1996, the Company sold substantially all assets and certain liabilities of the San Jose Division for $2 million cash and other consideration.
Assets and liabilities sold were as follows:

       Accounts receivable                                          $680,420
       Inventories                                                 1,644,336
       Prepaid expenses                                               34,177
       Other assets                                                   26,099
       Property and equipment                                        638,373
       Accounts payable                                             (277,429)
       Accrued liabilities                                           (35,373)
       Capital leases                                                (22,515)
                                                               --------------

       Net assets sold                                             2,688,088

       Less non cash consideration received
               Notes                           $    900,000
               Stock                                400,000
                                                -----------
                                                                   1,300,000

       Cash consideration                                          2,000,000
                                                                 -----------
       Gain on sale of division                                    $ 611,912
                                                                   =========




        The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS/DISPOSITIONS

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

       In February 1997, TMCI filed a notice of demand for rescission of the purchase and sale of the Division. The Company filed a counterclaim against TMCI in May, 1997, alleging that TMCI had defaulted in its obligations under the promissory notes. The disputes were subsequently submitted to arbitration in August, 1997.

                                   (Continued)

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - ACQUISITIONS/DISPOSALS - CONTINUED

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

        The results of operations include one month of operations for the three month period ended December 31, 1996. The balance sheet excludes the Division as of December 31, 1997 and September 30, 1997.

            Pro forma data. The following unaudited pro forma summary represents the combined results of operations as if the disposition of the San Jose Division had occurred on October 1, 1996, and do not purport to be indicative of what would have occurred had the transactions been made as of October 1, 1996, or of results which may occur in the future. The pro forma weighted shares is reported as if outstanding at the beginning of the period.
                            Three months ended December 31,
       (amounts in thousands,
       except share data)
                                              1997                   1996
                                           -----------             ------------
     Net sales                             $    3,905              $      4,972
     Operating income (loss)                       (7)                      210
     Net earnings (loss)                          (34)                       61
     Earnings (loss) per share                  (0.01)                     0.02
     Weighted shares outstanding            3,033,407                 3,033,407

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE B - INVENTORIES

Inventories consist of the following:
                                             December 31,       September 30,
                                                 1997                 1997
                                            --------------      -------------

Raw materials (net of allowance)            $    2,457,305      $   2,531,235
Work-in-process                                    980,405            736,928
Finished goods                                     116,826             87,708
                                            --------------      -------------

                                            $    3,554,536      $   3,355,871
                                            --------------      -------------


NOTE C - LOAN FROM CREDIT FACILITY

       On December 8, 1997, the Company obtained the second term loan in the principal amount of $500,000, which bears interest at a fixed rate of 10.32% per annum. The loan is payable in 36 monthly installments of $10,417, including interest, with payments to begin in September 1998.

NOTE D - SUBORDINATED DEBENTURES

       On October 22, 1997, the Board of Directors of the Company approved the issuance of up to $1,500,000 of 3% convertible debentures (the "Debentures") with a maximum term of 24 months. The Debentures will mature, unless earlier converted by the holders, into shares of common stock of the Company. The Company has agreed to file a registration statement with the United States Securities and Exchange Commission with respect to the Common Stock of the Company into which the Debentures may be converted.

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

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE E - STOCK TRANSACTIONS

       1.   Stock issued for exercised warrants
       In December 1997, the Company issued 75,000 shares of common stock associated with the exercise of certain warrants.

          Earnings (loss) per share
       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and requires companies to report both "basic" and "diluted" earnings per share. A "Basic" earnings per share does note include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. This statement replaces Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." The following table illustrates the effect on the Company of presenting EPS in accordance with SFAS No. 128.

                                                 For the Quarter Ended December 31, 1997
                                                     Loss           Shares     Per-Share
       Basic EPS   Loss available to
         common  shareholders                      ($34,166)      4,122,863     ($0.01)
                                                                                =======
       Effect of Dilutive Securities
         Stock options and warrants                       -              -
                                                ------------   ------------
       Diluted EPS Earnings available
         to common shareholders                    ($34,166)      4,122,863     ($0.01)
                                                ============   ============     =======

       Due to the above loss all outstanding common stock warrants and options were excluded as they would decrease the loss per share (anti-dilutive).

                                                  For the Quarter Ended December 31, 1996
                                                      Earnings                Shares           Per-Share
       Basic EPS Loss available to
         common  shareholders                         $429,432             3,033,407               $0.14
                                                                                                   =====
       Effect of Dilutive Securities
         Stock options and warrants                           -                    -
                                                  --------------        ------------
       Diluted EPS Earnings available
         to common shareholders                        $429,432            3,033,407               $0.14
                                                  =============         ============               =====

       Warrants to purchase 2,850,000 shares of common stock at $6.50 a share were outstanding during the quarter. They were not included in the computation of EPS because their exercise price was greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


 FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933 as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by the following factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward- looking statements with respect to revenues, expenses and operating results include without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and the timing of operating and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

 Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months ended December 31, 1997 and 1996. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1997.

General

Pen Interconnect, Inc. (the "Company" or "Pen") is a total interconnection solution provider offering internal and external custom cable and harness interconnections, mobile satellite equipment, EMSI (Electronic Manufacturing Service Industry) manufacturing (circuit board assembly) and custom design and manufacturing of battery chargers, power supplies and Uninterruptible Power Supply UPS systems for original equipment manufactures ("OEMs") in the computer, peripheral, telecommunications, instrumentation, medical and testing equipment industries. The Company was incorporated under the laws of the State of Utah on September 30, 1985. The Company maintains divisions located in Salt Lake City, and Orem, Utah and Tustin, California.

Results of Operations

Effective March 24, 1995, the Company acquired the net assets of the San Jose Division which has been accounted for as a purchase. This division was sold on November 1, 1996 (see Note A of Notes to Condensed Financial Statements). Therefore, the statement of operations data include the results of operations for only one month in the quarter ended December 31, 1996.

Net sales. Net sales for the Company decreased approximately 26% for the three month period ended December 31, 1997 as compared to the same period in the prior year. This decrease resulted from the sale of the San Jose Division in the prior year and a general decrease in revenue resulting from price discounts offered to customers, and the loss of a significant customer in the Salt Lake Division.

Cost of sales. Cost of sales as a percentage of net sales have decreased to approximately 78% for the three months ended December 31, 1997, as compared to 83% for the same period in the prior year. This decrease in costs resulted from reduced material costs due to discounts obtained from vendors on several new contracts, and an improvement in labor efficiency during the last quarter. In addition, the Company has reduced support costs during the last quarter to correspond with the reduced sales levels.

Operating expenses. Operating expenses increased during the first quarter of fiscal 1998 by approximately $182,000. This increase resulted in the following areas: (1) Research and development of $43,000 associated with new product development costs in the MotoSat and PowerStream Divisions to provide products with increased margins; (2) General and Administrative costs increased by $101,000 primarily due to legal fees to support the TMCI dispute, debenture agreement, and Far East operations and additional insurance costs increased during this last quarter; and (3) depreciation and amortization increased due to machinery and equipment purchases and the recording of goodwill associated with recent acquisitions.

Other income and expenses. Other income and expenses (not including the gain on the sale of the San Jose Division) have decreased by about $75,000 for the three months ended December 31, 1997 as compared to the same period in the prior year. This decrease is the result of decreased interest expense of $61,000 due to a reduction in the average line of credit outstanding during the quarter. The current years average was approximately $2.4 million as compared to the prior years average of approximately $3.6 million. In addition, the Company received an additional $40,000 of non-operating income from the TMCI settlement.

Net earnings (loss) and earnings (loss) per share. Net loss for the first fiscal quarter ended December 31, 1997 totaled ($34,166) or ($0.01) per share, compared with earnings of $429,432 or $0.14 per share for the first fiscal quarter of 1997. The prior years earnings (as tax effected) resulted from income from operations of approximately $62,000 or $0.02 per share and a gain on the sale of a division of approximately $367,000 of $0.12 per share.

Liquidity and Capital Resources

Working capital increased to $2,388,996 on December 31, 1997 from $1,065,778 on September 30, 1997. The increase is principally due to the proceeds received from the sale of debentures and from the additional term loan.

Management believes that existing cash balances, borrowings available under the line of credit and the additional $400,000 of debentures when placed together with cash generated from operations will be adequate to meet the Company's anticipated cash requirements during the next twelve months. However, in the event the Company experiences adverse operating performance or above anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.

Inflation and Seasonality

The Company does not believe that it is significantly impacted by inflation. Historically, the computer industry sales tend to decline in December, January, July and August when activity in the personal computer industry as a whole is reduced. However, the Company has recently diversified into the medical and telecommunications products in an effort to offset the seasonality in the computer industry.

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

Item 2.           Changes in the Securities and Use of Proceeds.

       On October 22, 1997, the Board of Directors of the Company approved the issuance of up to $1,500,000 of 3% convertible debentures. As of December 31, 1997, the Company had issued $1,100,000 in Debentures.

       The Debentures are convertible by the holders thereof into the number of shares of common stock equal to the face amount of the Debentures being converted divided by the lesser of (i) eighty percent (80%) of the closing bid price of the Company's common stock as reported on the NASDAQ Small Cap market on the day of conversion, or (ii) $2.75. A placement commission of $100,000 was paid from the $1,100,000 issued prior to December 31, 1997. The Debentures were issued as a private placement exempt from registration pursuant to section 4(2) of the Securities Act of 1933 since they were all issued to a single institutional investor. See Note D of Notes to Financial Statements.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  None during the quarter.
                  ----------------------------------------------------

Item 5.           Other Information.   None

Item 6.           Exhibits and Reports on Form 8-K.

A.       Exhibits
         11  Calculation of earnings (loss) per share.

         27  Financial Data Schedule.

B.       Reports on Form 8-K..   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PEN INTERCONNECT, INC.

                      By:  /s/ James S. Pendleton
                      James S. Pendleton,
                      CEO and  Director


                     By: /s/ Wayne R. Wright
                      Wayne R. Wright,
                      CFO, Principal Accounting
                      Officer and Director

                                                                  EXHIBIT 11

                             PEN INTERCONNECT, INC.
                        CALCULATION OF EARNINGS PER SHARE
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996



                                                                            1997                    1996
--------------------------------------------------------------------------------------------------------

Earnings (loss) available to
  common shareholders                                                  ($34,166)                $429,432
                                                            --------------------     -------------------

               Basic EPS
Shares
  Common shares outstanding entire period                              4,072,863               3,033,407

  Weighted average common shares issued
   during period                                                          50,000                       -
                                                            --------------------     -------------------

  Weighted average commons shares
  outstanding during period                                            4,122,863               3,033,407
                                                            ====================    ====================

Earnings (loss) per common share                                         ($0.01)                   $0.14
                                                            ====================    ====================


               Diluted EPS
Shares
  Weighted average common shares
  outstanding during period - basic                                    4,122,863               3,033,407

  Dilutive effect of stock options and warrants                                -                       -
                                                            --------------------    --------------------

  Weighted average commons shares
  outstanding during period - diluted                                  4,122,863               3,033,407
                                                            ====================    ====================

Earnings (loss) per common share -
   assuming dilution                                                     ($0.01)                   $0.14
                                                            ====================    ====================