Form 10QSB
period 1998-03-31
PEN INTERCONNECT INC
filed 1998-05-15
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     March 31, 1998

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of May 11, 1998, the issuer had 4,627,149 shares of its common stock, par value $0.01 per share, issued and outstanding. Transitional Small Business Disclosure Format (check one):

                                    Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

          Financial Information                                            3

          Balance Sheets at March 31, 1998
          (unaudited) and September 30, 1997                               4-5

          Statements of Operations for the Quarters Ended March 31, 1998
          and 1997 and six month periods ended March 31, 1998 and 1997
          (unaudited)                                                      6

          Statements of Cash Flows for the six month
          periods ended March 31, 1998 and 1997 (unaudited)                7-9

          Notes to Condensed Financial Statements (unaudited)              10-15

Item 2    Management's Discussion and Analysis or
          ---------------------------------------
          Plan of Operation                                                16-18

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                19

Item 2    Changes in the Securities and Use of Proceeds                    19

Item 3    Defaults Upon Senior Securities                                  19

Item 4    Submission of Matters to a Vote of Security Holders              19

Item 5    Other Information                                                19

Item 6(a) Exhibits

Item 6(b).Reports on Form 8-K                                              19

Signatures                                                                 20
                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION


                              ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

     Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of March 31, 1998 and audited balance sheet as of September 30, 1997 (the Company's most recent fiscal year), unaudited condensed statements of operations for the quarters ended March 31, 1998 and 1997, and six month periods ended March 31, 1998 and 1997, and unaudited condensed statements of cash flows for the six month periods ended March 31, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the interim condensed financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1997. The results of operations for the three and six months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending September 30, 1998.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  March 31,          September 30,
                                                                                    1998                   1997
                                                                               -------------         -------------
                                                                                (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                   $    111,311          $    272,148
    Receivables
        Trade accounts,  less  allowance  for doubtful  accounts of $116,196 and
            $137,058 at March 31, 1998 and September 30, 1997,
            respectively.                                                          2,858,324             2,093,056
        Current maturities of notes receivable (Note A)                               27,978               357,006
    Investments in common stock (Note A)                                             740,000               400,000
    Inventories (Notes B)                                                          4,319,519             3,355,871
    Prepaid expenses and other current assets                                        359,511               289,991
    Deferred income taxes                                                            160,832               141,324
                                                                                ------------         -------------

                    Total current assets                                           8,577,475             6,909,396


PROPERTY AND EQUIPMENT, AT COST
        Production equipment                                                       2,526,820             2,418,368
        Furniture and fixtures                                                       851,340               834,971
        Transportation equipment                                                      83,522                69,217
        Leasehold improvements                                                       368,137               368,137
                                                                                ------------         -------------

                                                                                   3,829,819             3,690,693
        Less accumulated depreciation                                              1,447,938             1,303,063
                                                                                ------------         -------------

                                                                                   2,381,881             2,387,630
OTHER ASSETS
    Notes receivable, less current maturities (Note A)                                86,512               607,524
    Investments in common stock  (Note A)                                            684,000                    -
     Deferred income taxes                                                         1,351,696             1,392,658
    Goodwill and other intangibles (net)                                           2,205,247             2,287,146
    Other                                                                            505,308               322,630
                                                                                ------------         -------------

                                                                                   4,832,763             4,609,958
                                                                                ------------         -------------

                                                                                $ 15,792,119         $  13,906,984
                                                                                ============         =============

    The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   March 31,          September 30,
                                                                                      1998              1997
                                                                                ------------          ------------
                                                                                 (Unaudited)
CURRENT LIABILITIES
    Notes payable                                                               $     66,603           $   641,505
    Bridge loan                                                                           -                100,000
    Line of credit                                                                 2,891,491             2,237,690
    Current maturities of long-term obligations                                      314,643               263,255
    Current maturities of capital leases                                              66,464                66,464
    Accounts payable                                                               2,542,617             2,053,348
    Accrued liabilities                                                              302,200               481,356
                                                                                ------------           -----------

                    Total current liabilities                                      6,184,018             5,843,618

LONG-TERM OBLIGATIONS, less current
    maturities (Note C)                                                              985,679               681,722

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                                                        40,777                70,889

SUBORDINATED DEBENTURES (Note D)                                                     780,000                   -

DEFERRED INCOME TAXES                                                                165,755               165,755
                                                                                ------------         -------------

                    Total liabilities                                              8,156,229             6,761,984


STOCKHOLDERS' EQUITY (Notes A and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        4,384,987  shares at March 31, 1998 and
        4,072,863  shares at September 30, 1997                                       43,850                40,729
    Additional paid-in capital                                                     9,232,004             8,733,126
    Accumulated deficit                                                           (1,639,964)           (1,628,855)
                                                                                ------------          ------------

                    Total stockholders' equity                                     7,635,890             7,145,000
                                                                                ------------          ------------

                                                                                $ 15,792,119          $ 13,906,984
                                                                                ============          ============

        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  Three months ended March 31,       Six months ended March 31
                                                  ----------------------------       ---------------------------
                                                      1998            1997               1998           1997
                                                  ------------   -------------       ------------   ------------
Net sales                                         $  3,698,727   $   5,482,251       $  7,603,444   $ 10,740,637
Cost of sales                                        2,842,148       4,471,980          5,897,521      8,829,116
                                                  ------------   -------------       ------------   ------------

               Gross profit                            856,579       1,010,271          1,705,923      1,911,521

Operating expenses
     Sales and marketing                               209,110         262,793            427,491        465,112
     Research and development                          104,982          (4,939)           193,369         40,369
     General and administrative                        204,079         390,793            639,542        725,151
     Depreciation and amortization                     127,662          96,389            241,937        188,678
                                                  ------------   -------------       ------------   ------------

               Total operating expenses                645,833         745,036          1,502,339      1,419,310
                                                  ------------   -------------       ------------   ------------

               Operating income                        210,746         265,235            203,584        492,211

Other income (expense)
     Interest expense                                 (175,670)       (128,613)          (254,707)      (268,776)
     Gain on sale of division (Note A)                     -               -                  -          611,912
     Other income (expense), net                         4,104          41,414             34,337         57,672
                                                  ------------   -------------       ------------   ------------

               Total other income (expense)           (171,566)        (87,199)          (220,370)       400,808
                                                  ------------   -------------       ------------   ------------

Earning (loss) before income taxes                      39,180         178,036            (16,786)       893,019

Income taxes (benefit) expense                          16,123          76,049             (5,677)       361,600
                                                  ------------   -------------       ------------   ------------

Net earnings (loss)                               $     23,057      $  101,987       $    (11,109)  $    531,419
                                                  ============      ==========       ============   ============

Earnings (loss) per common share:
     Basic                                        $       0.01            0.03       $      (0.00)  $       0.18
                                                  ============      ==========       ============   ============
     Diluted                                      $       0.00            0.03       $      (0.00)  $       0.13
                                                  ============      ==========       ============   ============
Weighted average common and dilutive
    common equivalent shares outstanding
     Basic                                           4,234,009       3,033,407          4,165,952      3,033,407
                                                  ============      ==========       ============   ============
     Diluted                                         6,486,509       3,880,407          4,165,952      4,040,407
                                                  ============      ==========       ============   ============


        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                         For six months ended March 31,

                                   (Unaudited)


                                                                                   1998                 1997
                                                                               -------------        --------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings(loss)                                                     $     (11,109)       $      531,419
        Adjustments to reconcile net earnings (loss)
            to net cash used in operating activities
               Depreciation and amortization                                         241,937               188,678
               Bad debts                                                              14,527               (22,807)
               Gain on sale of division                                                   -               (611,912)
               Contingent stock San Jose agreement                                   (40,000)                   -
               Loss on disposal of equipment                                          16,534                    -
               Deferred taxes                                                             -                 79,544
               Changes in assets and liabilities
                    Trade accounts receivable                                       (779,795)             (367,718)
                    Inventories                                                     (963,648)               57,050
                    Prepaid expenses and other assets                               (164,054)             (249,298)
                    Accounts payable                                                 489,269              (680,615)
                    Accrued liabilities                                             (263,156)             (203,414)
                    Income taxes                                                      21,454               269,328
                                                                               -------------        --------------

                        Total adjustments                                         (1,426,932)           (1,541,164)
                                                                               -------------        --------------

                        Net cash used in
                        operating activities                                      (1,438,041)           (1,009,745)
                                                                               -------------        --------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (158,967)             (274,210)
        Proceeds from sale of division                                                   -               2,000,000
        Issuance of notes receivable                                                 (72,760)              (34,305)
        Collections on notes receivable                                               22,800                    -
                                                                               -------------        --------------

                        Net cash (used in) or provided
                        by investing activities                                     (208,927)            1,691,485
                                                                               -------------        --------------






                                   (Continued)

                             Pen Interconnect, Inc.

                       For the six months ended March 31,


                                                                                   1998                  1997
                                                                               -------------        --------------
    Cash flows from financing activities
        Principal payments on notes payable                                         (574,902)                   -
        Net change in line of credit                                                 653,801            (1,455,921)
        Proceeds from bridge loan                                                         -                700,000
        Principal payments on bridge loan                                           (100,000)                   -
        Principal payments on long-term obligations                                 (174,767)              (44,177)
        Proceeds from issuance of subordinated debentures                          1,000,000                    -
        Proceeds from issuance of long-term obligation                               500,000                    -
        Proceeds from sale of common stock                                           181,999                    -
                                                                               -------------        --------------

                        Net cash (used in) or provided
                        by financing activities                                    1,486,131              (800,098)
                                                                               -------------        --------------

                        Net decrease in cash
                            and cash equivalents                                    (160,837)             (118,358)

Cash and cash equivalents at beginning of period                                     272,148               169,445
                                                                               -------------        --------------

Cash and cash equivalents at end of period                                     $     111,311        $       51,087
                                                                               =============        ==============

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                                               $     243,728        $      272,477
        Income taxes                                                                      -                     -




                                   (Continued)

                             Pen Interconnect, Inc.

                For the six months ended March 31, 1998 and 1997

Non-cash investing and financing activities

During the second quarter of fiscal year 1998, subordinated debentures totaling $320,000 were converted to 147,092 shares of common stock.

During the first quarter of fiscal year 1998, notes receivable totaling $900,000 plus accrued interest of $84,000 were converted to investments in common stock.

Effective November 1, 1996, the Company sold substantially all assets and certain liabilities of the San Jose Division for $2 million cash and other consideration. Assets and liabilities sold were as follows:

       Accounts receivable                                    $       680,420
       Inventories                                                  1,644,336
       Prepaid expenses                                                34,177
       Other assets                                                    26,099
       Property and equipment                                         638,373
       Accounts payable                                              (277,429)
       Accrued liabilities                                            (35,373)
       Capital leases                                                 (22,515)
                                                              ---------------

       Net assets sold                                              2,688,088

       Less non cash consideration received
               Notes                        $          900,000
               Stock                                   400,000
                                             -----------------
                                                                    1,300,000

       Cash consideration                                           2,000,000
                                                              ---------------

       Gain on sale of division                               $       611,912
                                                              ===============


        The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - ACQUISITIONS/DISPOSITIONS

          PowerStream Technology

          Effective April 1, 1997, the Company acquired substantially all of the assets, and assumed certain liabilities and the operations, of PowerStream Technology, Inc. ("PowerStream") by issuing 150,000 shares of common stock valued at $1.50 per share. PowerStream is a research and development company specializing in power recharging devices and power supply products. In addition the Company entered into a 5 year Employment Agreement with Daniele Reni, the President of PowerStream. The Company believes that Mr. Reni is an expert in the area of power recharging devices and power supply products. This transaction was accounted for using the purchase method of accounting. Accordingly the purchased assets and liabilities have been recorded at their fair value at the date of acquisition and the excess purchase price over fair value of net tangible assets acquired of $749,114 is being amortized over 15 years. The results of operations of the acquired business have been included in the financial statements since the effective date of acquisition.

          SALE OF SAN JOSE DIVISION

          Effective November 1, 1996, the Company sold substantially all of the net assets used by the San Jose Division ("Division") to Touche Electronics, Inc. ("Touche"), a subsidiary of TMCI Electronics, Inc. ("TMCI"). The sales price for the net assets of the Division was $3,300,000; consisting of $2,000,000 in cash, $900,000 in promissory notes, and 53,669 shares of TMCI common stock with an agreed upon guaranteed value of $400,000. In addition, the Company had the right to receive up to $700,000 in contingent earnouts for a potential total sale price of $4,000,000. The Company originally purchased the Division in March 1995 for approximately $2,100,000. As part of the transaction, Touche and TMCI also assumed certain liabilities associated with the operations of the Division.

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

          The results of operations include one month of operations for the six month period ended March 31, 1997. The balance sheet excludes the Division as of March 31, 1998 and September 30, 1997.

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


                                            Six months  ended March 31,
                                             (amounts in thousands,
                                               except share data)
                                                 1998        1997
                                             ----------  ----------
       Net sales                             $    7,603  $   10,455
       Operating income                             204         472
       Net earnings (loss)                          (11)        157
       Earnings (loss) per common share:
             Basic                                (0.00)       0.05
             Diluted                              (0.00)       0.04
       Weighted average common and
        dilutive common equivalent shares
         outstanding:
            Basic                             4,165,952   3,033,407
            Diluted                           4,165,952   4,040,407

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE B - INVENTORIES

Inventories consist of the following:
                                           March 31,       September 30,
                                              1998              1997
                                        --------------     -------------
Raw materials (net of allowance)        $    3,161,423     $   2,531,235
Work-in-process                              1,102,710           736,928
Finished goods                                  55,386            87,708
                                        --------------     -------------

                                        $    4,319,519     $   3,355,871
                                        --------------     -------------

NOTE C - LOAN FROM CREDIT FACILITY

          On December 8, 1997, the Company obtained the second term under its credit facility with a bank in the principal amount of $500,000, which bears interest at a fixed rate of 10.32% per annum. The loan is payable in 36 monthly installments of $10,417, including interest, with payments to begin in September 1998.

NOTE D - SUBORDINATED DEBENTURES

          On October 22, 1997, the Board of Directors of the Company approved the issuance of up to $1,500,000 of 3% convertible debentures (the "Debentures") with a maximum term of 24 months. The Debentures will mature, unless earlier converted by the holders, into shares of common stock of the Company. The Company has agreed to file a registration statement with the United States Securities and Exchange Commission with respect to the Common Stock of the Company into which the Debentures may be converted

          The Debentures are convertible by the holders thereof into the number of shares of common stock equal to the face amount of the Debentures being converted divided by the lesser of (i) eighty percent (80%) of the closing bid price of the Company's common stock as reported on the NASDAQ Small Cap market on the day of conversion, or (ii) $2.75. The Debentures may be converted in three equal installments beginning on the earlier of (i) the 75th day of their issuance, and continuing through the 135th day of their issuance, or (ii) the day following the effective date of the Registration Statement, through the 60th day following the effective date of the Registration Statement. The Company may cause the Debentures to be converted into shares of common stock after the 110th day following the effective date of the Registration Statement, if the common stock has traded at or above $5.50 per share for twenty consecutive days.

          As of March 31, 1998 the Company had issued $1,100,000 of the $1,500,000 convertible debentures and $320,000 had been converted to common stock at an average price of approximately $2.18 per share (Note F).

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE E - STOCK TRANSACTIONS

        1. Stock issued

          In the second quarter of fiscal year 1998, the Company issued 89,990 shares of common stock associated with the exercise of certain warrants and 147,092 shares of common stock associated with the conversion of subordinated debentures.

          In the first quarter of fiscal year 1998, the Company issued 75,000 shares of common stock associated with the exercise of certain warrants.

        2. Earnings (loss) per share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and requires companies to report both "basic" and "diluted" earnings per share. A "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. This statement replaces Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." The following table illustrates the effect on the Company of presenting EPS in accordance with SFAS No. 128.

                                            Three months Ended March 31, 1998
                                             Earnings      Shares     Per-Share
                                            ----------  ----------   ----------
       Basic EPS:   Earnings available
         to common  shareholders            $   23,057   4,234,009   $     0.01
                                                                     ==========
       Effect of Dilutive Securites
         Stock options and warrants                 -    2,252,500
                                            ----------  ----------
       Diluted EPS: Earnings available
         to common shareholders             $   23,057   6,486,509   $     0.00
                                            ==========  ==========   ==========




                                   (Continued)
                                       13

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE E - STOCK TRANSACTIONS - CONTINUED

         2. Earnings (loss) per share - continued

                                           Three months Ended March 31, 1998
                                             Earnings      Shares     Per-Share
                                            ----------  ----------   ----------
       Basic EPS:   Earnings available
         to common  shareholders            $  101,987   3,033,407   $     0.03
                                                                     ==========
       Effect of Dilutive Securites
         Stock options and warrants                  -     847,000
                                            ----------  ----------
       Diluted EPS: Earnings available
         to common shareholders             $  101,987   3,880,407   $     0.03
                                            ==========  ==========   ==========

                                             Six months Ended March 31, 1998
                                               Loss       Shares      Per-Share
                                            ----------  ----------   ----------
       Basic EPS:   Loss available
         to common  shareholders            $  (11,109)  4,165,952   $    (0.00)
                                                                     ==========
       Effect of Dilutive Securites
         Stock options and warrants                  -           -
                                            ----------  ----------
       Diluted EPS: Loss available
         to common shareholders             $  (11,109)  4,165,952   $    (0.00)
                                            ==========  ==========   ==========

       Due to the above loss all  outstanding  common stock warrants and options
of  5,102,500   were  excluded  as  they  would  decrease  the  loss  per  share
(anti-dilutive).

                                             Six months Ended March 31, 1997
                                             Earnings     Shares      Per-Share
                                            ----------  ----------   ----------
       Basic EPS:   Earnings available
         to common  shareholders            $  531,419   3,033,407   $     0.18
                                                                     ==========
       Effect of Dilutive Securites
         Stock options and warrants                  -   1,007,000
                                            ----------  ----------
       Diluted EPS: Earnings available
         to common shareholders             $  531,419   4,040,407   $     0.13
                                            ==========  ==========   ==========


          Warrants to purchase 2,850,000 shares of common stock at $6.50 a share were outstanding during the periods presented. They were not included in the computation of EPS because their exercise price was greater than the average market price of the common shares.

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE F - SUBSEQUENT EVENTS

          In April 1998, the Company issued the remaining $400,000 of convertible debentures and received proceeds of $363,000 (net of fees) (Note D). In addition, another $330,000 of the original debentures were converted to 162,162 shares of common stock at an average price of approximately $2.035 per share.

                                     ITEM 2.

            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six month periods ending March 31, 1998 and 1997. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1997.

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

Results of Operations

Effective March 24, 1995, the Company acquired the net assets of the San Jose Division which has been accounted for as a purchase. This division was sold on November 1, 1996 (Note A). Therefore, the statement of operations data include the results of operations for only one month in the six months ended March 31, 1997.

Net sales. Net sales for the Company decreased approximately 33% and 29% for the three and six month periods ending March 31, 1998 as compared to the same periods in the prior year, respectively. These decreases principally resulted from the loss of a large customer, the move out of several orders into the second half of the year and decreased orders by several other significant customers. Such move out and loss of orders were not able to be replaced within the short-term. However, the Company has received several significant orders to be shipped within the next six month period.

Cost of sales. Cost of sales as a percentage of net sales have decreased to approximately 77% for the three months ended March 31, 1998, as compared to 82% for the same period in the prior year. Cost of sales as a percentage of net sales have decreased to approximately 78% for the six months ended March 31, 1998, as compared to 82% for the same period in the prior year. These decreases in costs resulted from reduced materials costs due to discounts obtained from vendors on several new contracts. In addition, the Company has reduced support costs in cost of goods sold during the most recent six month period to correspond with the reduced sales levels.

Operating expenses. Operating expenses have increased as a percent of net sales to approximately 17% and 20% for the three and six month periods at March 31, 1998, respectively as compared to approximately 14% and 13% for the same periods in the prior year. These cost increases have resulted in the following two areas: 1) Research and Development expenditures in an effort to develop new products with improved margins and 2) depreciation and amortization due to amortization of goodwill and other intangible assets associated with past acquisitions. Other operating costs (Sales and marketing and General and Administrative) actually decreased when compared to the prior year but reflect a increase in relation to sales due to the decrease in sales. Due to the fixed components included in the other operating costs they could not be significantly reduced in the short-term and due to the expected rebound in sales in the next two quarters such reductions may not be necessary in the future.

Other income and expenses. Other income and expenses (not including the gain on the sale of the San Jose Division) as a percentage of net sales have increased to approximately 5% and 3% for the three and six months ended March 31, 1998 as compared to approximately 2% for both the three and six months ended in the prior year. This increase is primarily in interest expense and is due to an increased sales order for the next six months that required increased inventory levels to support these future sales.

Net earnings(loss) and earnings(loss) per share. Net earnings for the three months ended March 31, 1997 totaled $23,057 or $0.01 basic per share earnings, compared with $101,987 or $0.03 basic per share earnings for the same period in the prior year. For the six months ended March 31, 1998 the net loss was $11,109 or $0.00 basic per share loss, compared with earning (net of gain on sale of division) of $158,153 or $0.05 basic per share earnings for the same period in the prior year.

These decreases in earnings and earning per share as compared to the prior year were due to decreased sales levels and the inherent fixed costs associated with a manufacturing operation that could not be reduced in the short-term to provide increased profits. As the sales rebound in the next six months such fixed costs associated with excess capacity should provide improved margins.


Liquidity and Capital Resources

Working capital increased to $2,393,457 on March 31, 1998 from $1,065,778 on September 30, 1997. The increase is principally due to the proceeds received from the sale of debentures and from the additional term loan.

Management believes that existing cash balances, borrowings available under the line of credit and the additional $400,000 of debentures together with cash generated from operations will be adequate to meet the Company's anticipated cash requirements during the next twelve months. However, in the event the Company experiences adverse operating performance or above anticipated capital expenditure requirements, additional financing may be required. There can be no assurance that such additional financing, if required, would be available on favorable terms.

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

Item 2.        Changes in the Securities and Use of Proceeds. None

Item 3.        Defaults Upon Senior Securities.  None.

Item 4.        Submission of Matters to a Vote of Security Holders.
                    None during the quarter.

Item 5.        Other Information.   None

Item 6.        Exhibits and Reports on Form 8-K.

A.       Exhibits

         27  Financial Data Schedule.

B.       Reports on Form 8-K..   None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEN INTERCONNECT, INC.

By:  /s/ James S. Pendleton               Date:    May 15, 1998
    ------------------------                   ----------------
James S. Pendleton,
CEO and Chairman


By: /s/ Wayne R. Wright                   Date:   May 15, 1998
   -------------------------                   ---------------
Wayne R. Wright,
CFO, Principal Accounting
Officer and Vice-Chairman