Form 10-K/A
period 1997-09-30
PEN INTERCONNECT INC
filed 1998-07-29
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A-2
(Mark One)

     [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________________to_______________.

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

                                    Yes X No__

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


This amendment on the Form 10-KSB/A-2 to the Company's annual report for the fiscal year ended September 30, 1997 is being filed to amend certain sections of
Part III, Item 10 as set forth below.

                                            PART III

ITEM 10.          EXECUTIVE COMPENSATION

                                           OPTION GRANTS IN FISCAL YEAR 1997

                                  Number of Securities    Percent of Total Options
                                   Underlying Options      Granted to Employees in      Exercise
                                        Granted               Fiscal Year 1997         Price per     Expiration Date
             Name                                                                        Share
             ----                   -----------------       ----------------------     ---------    ----------------
James S. Pendleton                      140,000                     17.0%                $1.70           2007
                                         52,000                     6.3%                 $2.125          2006
                                          8,000                     1.0%                 $1.38           2007

Stephen J. Fryer                         50,000                     6.0%                 $1.70           2007
                                         12,500                     1.5%                 $1.38           2007
                                         60,000                     7.2%                 $2.125          2001

Robert DeForest                           25,000                     3.0%                $1.38           2007
                                          56,000                     6.7%                $2.125          2006

Alan Weaver                               25,000                     3.0%                $2.33           2002


                                   SIGNATURES

     In accordance with Section 13 or 15(d) the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEN INTERCONNECT, INC.

       Date:  July 28, 1998           By:  /s/ James S. Pendleton
                                             -----------------------
                                             James S. Pendleton,
                                             CEO and  Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Date: July 28, 1998                 By:  /s/ James S. Pendleton
                                                     -----------------------
                                              James S. Pendleton,
                                              CEO and  Director


       Date:  July 28, 1998                By: /s/ Wayne R. Wright
                                                 --------------------
                                              Wayne R. Wright,
                                              CFO, Principal Accounting
                                              Officer and Director


       Date:  July 28, 1998                By: /s/ James E. Harward
                                                 ---------------------
                                              James E. Harward
                                              Director



       Date:  July 28, 1998                By: /s/ Stephen Fryer
                                                 ------------------
                                              Stephen Fryer,
                                              Vice President, Director



       Date:  July 28, 1998                By: /s/ C. Reed Brown
                                                 ------------------
                                              C. Reed Brown
                                              Director