Form 10QSB
period 1998-06-30
PEN INTERCONNECT INC
filed 1998-08-19
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     June 30, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 14, 1998, the issuer had 4,773,910 shares of its common stock, par value $0.01 per share, issued and outstanding. Transitional Small Business Disclosure Format (check one):

                                                     Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

        Financial Information                                                 3

        Balance Sheets at June 30, 1998
        (unaudited) and September 30, 1997                                  4-5

        Statements of Operations  for the Quarters Ended June 30, 1998
        and 1997 and nine month periods ended March 31, 1998 and 1997
        (unaudited)                                                           6

        Statements of Cash Flows for the ninth month
        periods ended June 30, 1998 and 1997 (unaudited)                    7-9

        Notes to Condensed Financial Statements (unaudited)               10-15

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                                 16-18

PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                    19

Item 2  Changes in the Securities and Use of Proceeds                        19

Item 3  Defaults Upon Senior Securities                                      19

Item 4  Submission of Matters to a Vote of Security Holders                  19

Item 5  Other Information                                                    19

Item 6(a).  Exhibits

Item 6(b).  Reports on Form 8-K                                              19

Signatures                                                                   20

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

     Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of June 30, 1998 and audited balance sheet as of September 30, 1997 (the Company's most recent fiscal year), unaudited condensed statements of operations for the quarters ended June 30, 1998 and 1997, and nine month periods ended June 30, 1998 and 1997, and unaudited condensed statements of cash flows for the nine month periods ended June 30, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the interim condensed financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1997. The results of operations for the three and nine months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending September 30, 1998.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                   June 30,        September 30,
                                                                                      1998              1997
                                                                              (Unaudited)
                                                                               -------------         -------------
CURRENT ASSETS
    Cash and cash equivalents                                                   $    994,397          $    272,148
    Receivables
        Trade accounts,  less  allowance  for doubtful  accounts of $105,089 and
            $137,058 at June 30, 1998 and September 30, 1997,
            respectively.                                                          3,721,930             2,093,056
        Current maturities of notes receivable (Note A)                               27,820               357,006
    Investments in common stock (Note A)                                             350,750               400,000
    Inventories (Notes B)                                                          5,661,634             3,355,871
    Prepaid expenses and other current assets                                        425,446               289,991
    Deferred income taxes                                                            180,693               141,324
                                                                               -------------         -------------

                    Total current assets                                          11,362,670             6,909,396


PROPERTY AND EQUIPMENT, AT COST
        Production equipment                                                       2,568,776             2,418,368
        Furniture and fixtures                                                       852,770               834,971
        Transportation equipment                                                      83,522                69,217
        Leasehold improvements                                                       368,137               368,137
                                                                                 -----------        --------------

                                                                                   3,873,205             3,690,693
        Less accumulated depreciation                                              1,523,349             1,303,063
                                                                                 -----------          ------------

                                                                                   2,349,856             2,387,630
OTHER ASSETS
    Notes receivable, less current maturities (Note A)                               103,105               607,524
    Investments in common stock  (Note A)                                            684,000                    -
     Deferred income taxes                                                         1,290,592             1,392,658
    Goodwill and other intangibles (net)                                           2,164,298             2,287,146
    Other                                                                            665,529               322,630
                                                                                ------------         -------------

                                                                                   4,907,524             4,609,958
                                                                                 -----------           ------------

                                                                                 $18,620,050           $13,906,984
                                                                                 ===========           ===========


    The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                           BALANCE SHEETS - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    June 30,          September 30,
                                                                                      1998              1997
                                                                                 (Unaudited)
                                                                                ------------           -----------
CURRENT LIABILITIES
    Notes payable                                                              $          -            $   641,505
    Bridge loan                                                                           -                100,000
    Line of credit                                                                 3,795,541             2,237,690
    Current maturities of long-term obligations                                      314,643               263,255
    Current maturities of capital leases                                              66,464                66,464
    Accounts payable                                                               3,028,073             2,053,348
    Accrued liabilities                                                              310,561               481,356
                                                                                ------------           -----------

                    Total current liabilities                                      7,515,282             5,843,618

LONG-TERM OBLIGATIONS, less current
    maturities (Note C)                                                              927,178               681,722

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                                                         8,377                70,889

SUBORDINATED DEBENTURES (Note D)                                                   1,380,059                   -

DEFERRED INCOME TAXES                                                                165,755               165,755
                                                                                ------------           -----------

                    Total liabilities                                              9,996,651             6,761,984


STOCKHOLDERS' EQUITY (Notes A and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
         4,773,910 shares at June 30, 1998 and
        4,072,863  shares at September 30, 1997                                       52,650                40,729
    Additional paid-in capital                                                    10,146,204             8,733,126
    Accumulated deficit                                                           (1,575,455)           (1,628,855)
                                                                               --------------       ---------------

                    Total stockholders' equity                                     8,623,399              7,145,000
                                                                               -------------            -----------

                                                                                 $18,620,050            $13,906,984
                                                                                 ===========            ===========





              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three months ended June 30,        Nine months ended June 30
                                                  ------------------------------     ---------------------------
                                                      1998              1997             1998         1997
                                                  ------------      ------------     ------------   ------------
Net sales                                         $  4,510,112      $  4,479,882     $ 12,113,556   $ 15,220,519
Cost of sales                                        3,534,452         4,083,240        9,431,973     12,912,356
                                                  ------------      ------------     ------------   ------------
               Gross profit                            975,660           396,642        2,681,583      2,308,163

Operating expenses
     Sales and marketing                               192,071           230,040          619,562        695,152
     Research and development                           49,675            60,914          243,044        101,283
     General and administrative                        477,792           390,479        1,117,334      1,115,630
     Depreciation and amortization                     122,288            96,347          364,225        285,025
                                                  ------------      ------------     ------------   ------------

               Total operating expenses                841,826           777,780        2,344,165      2,197,090
                                                  ------------      ------------     ------------   ------------
               Operating income                        133,834          (381,138)         337,418        111,073

Other income (expense)
     Interest expense                                 (112,400)         (134,763)        (367,107)      (403,539)
     Gain on sale of division (Note A)                       -                 -                -        611,912
     Other income (expense), net                        84,318            19,522          118,655         77,194
                                                  ------------      ------------     ------------   ------------

               Total other income (expense)            (28,082)         (115,241)        (248,452)       285,567
                                                  ------------      -------------    ------------   ------------

Earning (loss) before income taxes                     105,752          (496,379)          88,966        396,640

Income taxes (benefit) expense                          42,301          (198,500)          35,566        163,100
                                                  ------------      ------------     ------------   ------------

Net earnings (loss)                               $     63,451          (297,879)    $     53,400   $    233,540
                                                  ============      ============     ============   ============
Earnings (loss) per common share:
     Basic                                        $       0.01             (0.09)    $       0.01   $       0.18
                                                  =============     ============     ============   ============
     Diluted                                              0.01             (0.09)    $       0.01   $       0.07
                                                  =============     ============     ============   ============
Weighted average common and dilutive
    common equivalent shares outstanding
     Basic                                            4,586,962        3,238,975        4,452,312      3,101,930
                                                  =============     ============     ============   ============
     Diluted                                          5,121,153        3,383,638        5,510,758      3,518,097
                                                  =============     ============     ============   ============


              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                         For nine months ended June 30,

                                   (Unaudited)


                                                                                   1998                     1997
                                                                              --------------        --------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings                                                            $     53,400        $      233,540
        Adjustments to reconcile net earnings
            to net cash used in operating activities
               Depreciation and amortization                                         364,225               285,025
               Bad debts                                                               3,420               (19,314)
               Gain on sale of division                                                   -               (611,912)
               Contingent stock San Jose agreement                                   (40,000)                   -
               Loss on disposal of equipment                                          16,534                    -
               Deferred taxes                                                         62,697               131,000
               Changes in assets and liabilities
                    Trade accounts receivable                                     (1,632,294)              615,329
                    Inventories                                                   (2,305,763)              (15,587)
                    Prepaid expenses and other assets                               (306,138)             (369,942)
                    Accounts payable                                                 974,725              (703,410)
                    Accrued liabilities                                             (254,795)             (627,103)
                    Income taxes                                                      -                     33,192
                                                                              --------------        --------------

                        Total adjustments                                         (3,117,389)           (1,282,722)
                                                                              --------------        ---------------

                        Net cash used in
                        operating activities                                      (3,063,989)           (1,049,182)
                                                                              ---------------       --------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (202,353)             (207,994)
        Proceeds from sale of division                                                   -               2,000,000
        Proceeds from sale of investments                                            389,250                    -
        Issuance of notes receivable                                                 (89,195)              (35,435)
        Collections on notes receivable                                               22,800                    -
                                                                              --------------        -------------

                        Net cash provided
                        by investing activities                                      120,502             1,756,571
                                                                              --------------        --------------





                                   (Continued)

                             Pen Interconnect, Inc.

                       For the nine months ended June 30,


                                                                                   1998                  1997
                                                                              --------------        --------------

    Cash flows from financing activities
        Principal payments on notes payable                                         (641,505)                   -
        Net change in line of credit                                               1,557,851            (2,009,864)
        Proceeds from bridge loan                                                         -              1,000,000
        Principal payments on bridge loan                                           (100,000)                    -
        Principal payments on long-term obligations                                 (265,668)              (76,842)
        Proceeds from issuance of subordinated debentures                          1,910,000                    -
        Proceeds from issuance of long-term obligation                               500,000                    -
        Proceeds from sale of common stock                                           705,058               225,000
                                                                              --------------        --------------

                        Net cash (used in) or provided
                        by financing activities                                    3,665,736              (861,706)
                                                                              --------------        --------------

                        Net (decrease) increase in cash
                            and cash equivalents                                     722,249              (154,317)

Cash and cash equivalents at beginning of period                                     272,148               169,445
                                                                              --------------        --------------

Cash and cash equivalents at end of period                                    $      994,397        $       15,128
                                                                              ==============        ==============

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                                              $      370,028        $      390,157
        Income taxes                                                                       -                     -


                                   (Continued)

                             Pen Interconnect, Inc.

                For the nine months ended June 30, 1998 and 1997

Non-cash investing and financing activities

During the third quarter of fiscal year 1998, subordinated debentures totaling $480,000 were converted to 248,122 shares of common stock.

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

Effective November 1, 1996, the Company sold substantially all assets and certain liabilities of the San Jose Division for $2 million cash and other consideration. Assets and liabilities sold were as follows:

       Accounts receivable                                    $         680,420
       Inventories                                                    1,644,336
       Prepaid expenses                                                  34,177
       Other assets                                                      26,099
       Property and equipment                                           638,373
       Accounts payable                                                (277,429)
       Accrued liabilities                                              (35,373)
       Capital leases                                                   (22,515)
                                                             ------------------

       Net assets sold                                                2,688,088

       Less non cash consideration received
               Notes                          $         900,000
               Stock                                    400,000
                                              -----------------
                                                                      1,300,000

       Cash consideration                                             2,000,000
                                                              -----------------

       Gain on sale of division                               $         611,912
                                                              =================



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

The results of operations include one month of operations for the nine month period ended June 30, 1997. The balance sheet excludes the Division as of June 30, 1998 and September 30, 1997.

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

                                                     Nine months  ended June 30,
                                                  (amounts in thousands, except
                                                           share data)
                                                     1998             1997
                                                  -----------         ----
       Net sales                                  $    12,114     $   14,935
       Operating income                                   337             94
       Net earnings (loss)                                 53           (379)
       Earnings(loss) per common share:
             Basic                                       0.01          (0.12)
             Diluted                                     0.01
       Weighted average common and dilutive
        common equivalent shares outstanding:
            Basic                                   4,452,312      3,101,930
            Diluted                                 5,510,758

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE B - INVENTORIES

Inventories consist of the following:
                                         June 30,        September 30,
                                           1998              1997
Raw materials (net of allowance)      $    3,466,407     $   2,531,235
Work-in-process                            2,123,110           736,928
Finished goods                                72,117            87,708
                                      --------------     -------------

                                         $ 5,661,634     $   3,355,871
                                      --------------     -------------

NOTE C - LOAN FROM CREDIT FACILITY

     On December 8, 1997, the Company obtained the second term under its credit facility with a bank in the principal amount of $500,000, which bears interest at a fixed rate of 10.32% per annum. The loan is payable in 36 monthly installments of $10,417, including interest, with payments to begin in September 1998.

NOTE D - SUBORDINATED DEBENTURES


     On June 16, 1998, the Board of Directors of the Company approved the issuance of up to $1,000,000 of 3% convertible debentures (the "Debentures") with a maximum term of 24 months. The Debentures will mature, unless earlier converted by the holders, into shares of common stock of the Company. The Company has agreed to file a registration statement with the United States Securities and Exchange Commission with respect to the Common Stock of the Company into which the Debentures may be converted.

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

     As of June 30, 1998 the Company had issued all $1,000,000 of the convertible debentures and none were converted.

                                   (Continued)
                                       12

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


       NOTE D - SUBORDINATED DEBENTURES - Continued

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

     As of June 31, 1998 the Company had issued all $1,500,000 of the $1,500,000 convertible debentures and $800,000 had been converted to common stock at an average price of approximately $2.03 per share (Note F). .

NOTE E - STOCK TRANSACTIONS

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



                                   (Continued)

                             Pen Interconnect, Inc.




       NOTE E - STOCK TRANSACTIONS -Continued

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

                                             Three months Ended June 30, 1998
                                            Earnings       Shares     Per-Share
                                           ===========    =========   ==========
       Basic EPS:   Earnings available
         to common  shareholders           $    63,451    4,586,962   $     0.01
                                           ===========    =========   ==========
       Effect of Dilutive Securites
         Stock options and warrants                 -       534,191
       Diluted EPS: Earnings available
         to common shareholders            $    63,451    5,121,153   $     0.01
                                           ===========    =========   ==========

                                             Three months Ended June 30, 1997
                                             (Loss)        Shares      Per-Share
                                           ===========    =========   ==========
       Basic EPS:   Loss available
         to common  shareholders           $  (297,879)   3,238,975   $   (0.09)
                                           ===========    =========   ==========
       Effect of Dilutive Securites
         Stock options and warrants                  -       n/a
                                           ===========    =========   ==========
       Diluted EPS: Loss available
         to common shareholders            $  (297,879)   3,238,975   $   (0.09)
                                           ===========    =========   ==========





                                   (Continued)

                             Pen Interconnect, Inc.




       NOTE E - STOCK TRANSACTIONS -Continued

          Earnings (loss) per share - Continued

                                            Nine months Ended June 30 31, 1998
                                              Loss         Shares      Per-Share
                                           ===========    =========   ==========
       Basic EPS:   Loss available
         to common  shareholders           $   (11,109)   4,165,952   $   (0.00)
                                           ===========    =========   ==========
       Effect of Dilutive Securites
         Stock options and warrants                  -            -
       Diluted EPS: Loss available
         to common shareholders            $   (11,109)   4,165,952  $    (0.00)

Due to the above loss all outstanding common stock warrants and options of were excluded as they would decrease the loss per share (anti-dilutive).


                                            Nine months Ended June 30, 1997
                                             Earnings       Shares    Per-Share
       Basic EPS:   Earnings available
         to common  shareholders           $   531,419    3,033,407   $     0.18
                                           ===========    =========   ==========

       Effect of Dilutive Securites
         Stock options and warrants                 -     1,007,000
       Diluted EPS: Earnings available
         to common shareholders            $   531,419    4,040,407   $     0.13
                                           ===========    =========   ==========

Warrants to purchase 2,850,000 shares of common stock at $6.50 a share were outstanding during the periods presented. They were not included in the computation of EPS because their exercise price was greater than the average market price of the common shares.

ITEM 2. MAMAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine month periods ending June 30, 1998 and 1997. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1997.

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

Results of Operations

Effective March 24, 1995, the Company acquired the net assets of the San Jose Division which has been accounted for as a purchase. This division was sold on November 1, 1996 (Note A). Therefore, the statement of operations data include the results of operations for only one month in the nine months ended June 30, 1997.

Net sales. Net sales for the Company remained flat for the three month period ended June 30, 1998 as compared to the same periods in the prior year. Net sales have decreased approximately 20% for the nine month period ending June 30, 1998 as compared to the same periods in the prior year. The flat sales for the three month period is the direct result of the start of a significant contract for our InCirT Division which started during this most recent quarter. The decrease for the nine month period principally resulted from the loss of a large customer, the move out of several orders into future quarters of the year and decreased orders by several other significant customers. Such move out and loss of orders were not able to be replaced within the short-term.

Cost of sales. Cost of sales as a percentage of net sales have decreased to approximately 78% for the three months ended June 30, 1998, as compared to 91% for the same period in the prior year. Cost of sales as a percentage of net sales have decreased to approximately 78% for the nine months ended June 30, 1998, as compared to 85% for the same period in the prior year. These decreases in costs resulted from reduced materials costs due to discounts obtained from vendors on several new contracts. In addition, the Company has reduced support costs in cost of goods sold during the most recent nine month period to correspond with the reduced sales levels.

Operating expenses. Operating expenses have increased as a percentage of net sales to approximately 19% for the three and nine month periods at June 30, 1998, respectively as compared to approximately 17% and 14% for the same periods in the prior year. These cost increases have resulted in the following two areas: 1) Research and Development expenditures in an effort to develop new products with improved margins and 2) depreciation and amortization due to amortization of goodwill and other intangible assets associated with past acquisitions. Sales and marketing actually decreased when compared to the prior year but reflect a increase in relation to sales due to the decrease in sales. General and Administrative expenses increased in the three month period due to increased costs in public relations and the legal and accounting fees associated with the merger negotiations with TMCI. Due to the fixed components included in the other operating costs they could not be significantly reduced in the short-ter and due to the expected rebound in sales in future quarters such reductions may not be necessary in the future.

Other income and expenses. Other income and expenses (not including the gain on the sale of the San Jose Division) as a percentage of net sales have increased to approximately 5% and 3% respectively for the three and six months ended March 31, 1998 as compared to approximately 2% for both the three and six months ended in the prior year. This increase is primarily in interest expense and is due to an increased sales order for the next six months that required increased inventory levels to support these future sales.

Net earnings(loss) and earnings(loss) per share. Net earnings for the three months ended June 30, 1998 totaled $63,451 or $0.01 basic per share earnings, compared with ($297,879) or ($0.03) basic per share loss for the same period in the prior year. For the nine months ended June 30, 1998 the net earning was $53,400 or $0.01 basic per share earning, compared with a loss (net of gain on sale of division) of ($133,607) or ($0.04) basic per share loss for the same period in the prior year.

The increase in earnings and earnings per share as compared to the prior periods (excluding the gain on the sale of the division) is due in large part to improved pricing from several vendors and cost cutting efforts implemented by management.

Liquidity and Capital Resources

Working capital increased to $3,847,388 on June 30, 1998 from $1,065,778 on September 30, 1997. The increase is principally due to the proceeds received from the sale of the debentures and from the additional term loan.

Management believes that existing cash balances, borrowings available under the line of credit together with cash generated from projected operations will be adequate to meet the Company's anticipated cash requirements during the next twelve months. However, in the event the Company's operating performance is less than projected the company may be forced to seek additional financing. There can be no assurance that such additional financing, if required, would be available; and if available would be available on favorable terms.

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


PEN INTERCONNECT, INC.

By:  /s/ James S. Pendleton                        Date: 19 August 1998
James S. Pendleton,
CEO and Chairman


By: /s/ Wayne R. Wright                            Date:  19 August 1998
Wayne R. Wright,
CFO, Principal Accounting
Officer and Vice-Chairman