Form 10QSB/A
period 1998-06-30
PEN INTERCONNECT INC
filed 1998-08-26
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A

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

                                                     Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                           Page

PART I - FINANCIAL INFORMATION                                                3

Item 1 Financial Statements

       Balance Sheets at June 30, 1998
       (unaudited) and September 30, 1997                                   4-5

       Statements of Operations  for the Quarters Ended June 30, 1998
       and 1997 and the nine month  periods  ended June 30,  1998 and
       1997
       (unaudited)                                                            6

       Statements of Cash Flows for the ninth month
       periods ended June 30, 1998 and 1997 (unaudited)                     7-9

       Notes to Condensed Financial Statements (unaudited)                 10-15

Item 2 Management's Discussion and Analysis or Plan of Operation           16-18

PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                      19

Item 2 Changes in the Securities and Use of Proceeds                          19

Item 3 Defaults Upon Senior Securities                                        19

Item 4 Submission of Matters to a Vote of Security Holders                    19

Item 5 Other Information 19

Item 6(a). Exhibits

Item 6(b). Reports on Form 8-K                                                19

Signatures                                                                    20

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

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  June 30,           September 30,
                                                                                    1998                    1997
                                                                                (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                   $    994,397          $    272,148
    Receivables
        Trade accounts,  less  allowance  for doubtful  accounts of $105,089 and
            $137,058 at June 30, 1998 and September 30, 1997,
            respectively.                                                          3,721,930             2,093,056
        Current maturities of notes receivable (Note A)                               27,820               357,006
    Investments in common stock (Note A)                                             350,750               400,000
    Inventories (Notes B)                                                          5,661,634             3,355,871
    Prepaid expenses and other current assets                                        425,446               289,991
    Deferred income taxes                                                            180,693               141,324
                                                                               -------------         -------------

                    Total current assets                                          11,362,670             6,909,396


PROPERTY AND EQUIPMENT, AT COST
        Production equipment                                                       2,568,776             2,418,368
        Furniture and fixtures                                                       852,770               834,971
        Transportation equipment                                                      83,522                69,217
        Leasehold improvements                                                       368,137               368,137
                                                                                 -----------        --------------

                                                                                   3,873,205             3,690,693
        Less accumulated depreciation                                              1,523,349             1,303,063
                                                                                 -----------          ------------

                                                                                   2,349,856             2,387,630
OTHER ASSETS
    Notes receivable, less current maturities (Note A)                               103,105               607,524
    Investments in common stock  (Note A)                                            684,000                    -
     Deferred income taxes                                                         1,290,592             1,392,658
    Goodwill and other intangibles (net)                                           2,164,298             2,287,146
    Other                                                                            665,529               322,630
                                                                                ------------         -------------

                                                                                   4,907,524             4,609,958
                                                                                 -----------          ------------

                                                                                 $18,620,050           $13,906,984
                                                                                 ===========           ===========



    The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                           BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    June 30,          September 30,
                                                                                      1998              1997
                                                                                (Unaudited)
CURRENT LIABILITIES
    Notes payable                                                              $          -            $   641,505
    Bridge loan                                                                           -                100,000
    Line of credit                                                                 3,795,541             2,237,690
    Current maturities of long-term obligations                                      314,643               263,255
    Current maturities of capital leases                                              66,464                66,464
    Accounts payable                                                               3,028,073             2,053,348
    Accrued liabilities                                                              310,561               481,356
                                                                                ------------               -------

                    Total current liabilities                                      7,515,282             5,843,618

LONG-TERM OBLIGATIONS, less current
    maturities (Note C)                                                              927,178               681,722

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                                                         8,377                70,889

SUBORDINATED DEBENTURES (Note D)                                                   1,380,059                   -

DEFERRED INCOME TAXES                                                                165,755               165,755
                                                                                ------------           -----------

                    Total liabilities                                              9,996,651             6,761,984


STOCKHOLDERS' EQUITY (Notes A and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
         4,773,910 shares at June 30, 1998 and
        4,072,863  shares at September 30, 1997                                       47,739                40,729
    Additional paid-in capital                                                    10,151,115             8,733,126
    Accumulated deficit                                                           (1,575,455)           (1,628,855)
                                                                               --------------       ---------------

                    Total stockholders' equity                                     8,623,399              7,145,000
                                                                               -------------            -----------

                                                                                 $18,620,050            $13,906,984
                                                                                 ===========            ===========


        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three months ended June 30,        Nine months ended June 30
                                                   ---------------------------      ---------------------------
                                                     1998               1997            1998         1997
                                                  ------------     ------------     ------------   ------------
Net sales                                         $  4,510,112      $ 4,479,882     $ 12,113,556   $ 15,220,519
Cost of sales                                        3,534,452        4,083,240        9,431,973     12,912,356
                                                  ------------     ------------     ------------   ------------
               Gross profit                            975,660          396,642        2,681,583      2,308,163

Operating expenses
     Sales and marketing                               192,071          230,040          619,562        695,152
     Research and development                           49,675           60,914          243,044        101,283
     General and administrative                        477,792          390,479        1,117,334      1,115,630
     Depreciation and amortization                     122,288           96,347          364,225        285,025
                                                  ------------     ------------     ------------   ------------

               Total operating expenses                841,826          777,780        2,344,165      2,197,090
                                                  ------------     ------------     ------------   ------------

               Operating income (loss)                 (33,834         (381,138)         337,418        111,073

Other income (expense)
     Interest expense                                 (112,400)        (134,763)        (367,107)      (403,539)
     Gain on sale of division (Note A)                      -              -                -           611,912
     Other income (expense), net                        84,318           19,522          118,655         77,194
                                                  ------------     ------------     ------------   ------------

               Total other income (expense)            (28,082)        (115,241)        (248,452)       285,567
                                                  ------------     ------------     ------------   ------------

Earning (loss) before income taxes                     105,752         (496,379)          88,966        396,640

Income taxes (benefit) expense                          42,301         (198,500)          35,566        163,100
                                                  ------------     ------------     ------------   ------------

Net earnings (loss)                                    $63,451        $(297,879)        $ 53,400      $ 233,540
                                                  ============     ============     ============   ============

Earnings (loss) per common share:
     Basic                                                $0.01          $(0.09)           $0.01          $0.08
                                                  ============     ============     ============   ============
     Diluted                                              0.01            (0.09)            0.01           0.07
                                                  ============     ============     ============   ============
Weighted average common and dilutive
    common equivalent shares outstanding
     Basic                                           4,586,962        3,238,975        4,452,312      3,101,930
                                                  ============     ============     ============   ============
     Diluted                                         5,121,153        3,238,975        5,510,758      3,518,097
                                                  ============     ============     ============   ============





        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                         For nine months ended June 30,

                                   (Unaudited)


                                                                                   1998                  1997
                                                                            ------------------     ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings                                                            $     53,400        $      233,540
        Adjustments to reconcile net earnings
            to net cash used in operating activities
               Depreciation and amortization                                         364,225               285,025
               Bad debts                                                               3,420               (19,314)
               Gain on sale of division                                                   -               (611,912)
               Contingent stock San Jose agreement                                   (40,000)                   -
               Loss on disposal of equipment                                          16,534                    -
               Deferred taxes                                                         62,697               131,000
               Changes in assets and liabilities
                    Trade accounts receivable                                     (1,632,294)              615,329
                    Inventories                                                   (2,305,763)              (15,587)
                    Prepaid expenses and other assets                               (306,138)             (369,942)
                    Accounts payable                                                 974,725              (703,410)
                    Accrued liabilities                                             (254,795)             (627,103)
                    Income taxes                                                      -                     33,192
                                                                              --------------           -----------

                        Total adjustments                                         (3,117,389)           (1,282,722)
                                                                           -----------------        ---------------

                        Net cash used in
                        operating activities                                      (3,063,989)           (1,049,182)
                                                                             ----------------       --------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (202,353)             (207,994)
        Proceeds from sale of division                                                   -               2,000,000
        Proceeds from sale of investments                                            389,250                    -
        Issuance of notes receivable                                                 (89,195)              (35,435)
        Collections on notes receivable                                               22,800                    -
                                                                        --------------------      ---------------

                        Net cash provided
                        by investing activities                                      120,502             1,756,571
                                                                                ------------           -----------


                                   (Continued)

                                                          Pen Interconnect, Inc.

                                         For the nine months ended June 30,


                                                                                   1998                  1997
                                                                            -------------------   ---------------

    Cash flows from financing activities
        Principal payments on notes payable                                 $       (641,505)     $             -
        Net change in line of credit                                               1,557,851            (2,009,864)
        Proceeds from bridge loan                                                         -              1,000,000
        Principal payments on bridge loan                                           (100,000)                   -
        Principal payments on long-term obligations                                 (265,668)              (76,842)
        Proceeds from issuance of subordinated debentures                          1,910,000                    -
        Proceeds from issuance of long-term obligation                               500,000                    -
        Proceeds from sale of common stock                                           705,058               225,000
                                                                            ----------------         -------------

                        Net cash (used in) or provided
                            by financing activities                                3,665,736              (861,706)
                                                                               -------------         --------------

                        Net (decrease) increase in cash
                            and cash equivalents                                     722,249              (154,317)

Cash and cash equivalents at beginning of period                                     272,148               169,445
                                                                            ----------------       ---------------

Cash and cash equivalents at end of period                                    $      994,397        $       15,128
                                                                              ==============        ==============

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                                                   $ 370,028           $   390,157
        Income taxes                                                                      -                     -


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

       POWER STREAM TECHNOLOGY

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

                                                  Nine months  ended June 30,
                                       (amounts in thousands, except share data)
                                                      1998         1997
                                                      ----         ----
       Net sales                                    $ 12,114         $ 14,935
       Operating income                                  337               94
       Net earnings (loss)                                53             (379)
       Earnings (loss) per common share:
             Basic                                      0.01            (0.12)
             Diluted                                    0.01            (0.12)
       Weighted average common and dilutive
        common equivalent shares outstanding:
            Basic                                  4,452,312        3,101,930
            Diluted                                5,510,758        3,101,930

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE B - INVENTORIES

Inventories consist of the following:
                                         June 30,           September 30,
                                          1998                  1997
Raw materials (net of allowance)          $3,466,407        $ 2,531,235
Work-in-process                            2,123,110            736,928
Finished goods                                72,117             87,708
                                      --------------      -------------

                                      $    5,661,634       $  3,355,871
                                      --------------       ------------

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

          As of June 30, 1998 the Company had issued all $1,500,000 of the $1,500,000 convertible debentures and $800,000 had been converted to common stock at an average price of approximately $2.03 per share (Note F). .

NOTE E - STOCK TRANSACTIONS

          Stock issued

       In the second and third quarters of fiscal year 1998, the Company issued 89,990 shares of common stock associated with the exercise of certain warrants and 395,214 shares of common stock associated with the conversion of subordinated debentures.

       In the first quarter of fiscal year 1998, the Company issued 75,000 shares of common stock associated with the exercise of certain warrants.



                                   (Continued)

                            Pen Interconnect, Inc.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

       NOTE E - STOCK TRANSACTIONS -Continued

          Earnings (loss) per share
       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and requires companies to report both "basic" and "diluted" earnings per share. A "Basic" earnings per share does not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. This statement replaces Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." The effect of adopting SFAS 128 did not materially effect the Company's earnings per share. The following tables show the amounts used in computing earnings (loss) per common share, including the weighted average number of shares and dilutive potential common shares

                                             Three months Ended June 30, 1998
                                            Earnings      Shares       Per-Share
       Basic EPS:   Earnings available
         to common  shareholders            $ 63,451     4,586,962        $0.01
                                            =====
       Effect of Dilutive Securites
         Stock options and warrants                        534,191
       Diluted EPS: Earnings available
         to common shareholders             $ 63,451                     $ 0.01

                                                         N
                                               Three months Ended June 30, 1997
                                             (Loss)        Shares      Per-Share
       Basic EPS:   Loss available
         to common  shareholders          ($ 297,879)    3,238,975       ($0.09)
                                             ======
       Effect of Dilutive Securites
         Stock options and warrants          n/a
       Diluted EPS: Loss available
         to common shareholders           ($ 297,879)    3,238,975      ($ 0.09)
                                           =========     =========      ========


                                   (Continued)

                             Pen Interconnect, Inc.




       NOTE E - STOCK TRANSACTIONS -Continued

          Earnings (loss) per share - Continued

                                              Nine months Ended June 30, 1998
                                            Loss          Shares       Per-Share
       Basic EPS:   Earnings available
         to common  shareholders         $  53,400       4,452,312        $ 0.01
                                            ======
       Effect of Dilutive Securites
         Stock options and warrants       1,058,446
       Diluted EPS: Loss available
         to common shareholders            $53,400

       Options and warrants to purchase 3,030,000 shares were not included in the computation of EPS because the exercise price was greater than the average market price of the common shares for the period.


                                            Nine months Ended June 30, 1997
                                          Earnings         Shares     Per-Share
       Basic EPS:   Earnings available
         to common  shareholders           $ 233,540     3,101,930        $0.08
                                            =====
       Effect of Dilutive Securites
         Stock options and warrants         416,167
       Diluted EPS: Earnings available
         to common shareholders           $ 233,540                       $0.07
                                          =========

      Options and warrants to purchase 3,527,000 shares were not included in the computation of EPS because the exercise price was greater than the average market price of the common shares for the period.

                                                       ITEM 2.




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

General

Pen Interconnect, Inc. (the "Company" or "Pen") is a total interconnection solution provider offering internal and external custom cable and harness interconnections, mobile satellite equipment, EMSI (Electronic Manufacturing Service Industry) manufacturing (circuit board assembly) and custom design and manufacturing of battery chargers, power supplies and Uninterruptible Power Supply UPS systems for original equipment manufactures ("OEMs") in the computer, peripheral, telecommunications, instrumentation, medical and testing equipment industries. The Company was incorporated under the laws of the State of Utah on September 30, 1985. The Company maintains divisions located in Salt Lake City, and Orem, Utah and Irvine, California.

Results of Operations

Effective March 24, 1995, the Company acquired the net assets of the San Jose Division which has been accounted for as a purchase. This division was sold on November 1, 1996 (Note A). Therefore, the statement of operations data include the results of operations for only one month in the nine months ended June 30, 1997.

Net sales. Net sales for the Company remained flat for the three month period ended June 30, 1998 as compared to the same period in the prior year. Net sales have decreased approximately 20% for the nine month period ending June 30, 1998 as compared to the same period in the prior year. The flat sales for the three month period is the direct result of the start of a significant contract for our InCirT Division which started during this most recent quarter. The decrease for the nine month period principally resulted from the loss of a large customer, the move out of several orders into future quarters of the year and decreased orders by several other significant customers. Such move out and loss of orders were not able to be replaced within the short-term.

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

Operating expenses. Operating expenses have increased as a percentage of net sales to approximately 19% for the three and nine month periods at June 30, 1998, respectively as compared to approximately 17% and 14% for the same periods in the prior year. These cost increases have resulted from the following two areas: 1) Research and Development expenditures in an effort to develop new products with improved margins and 2) depreciation and amortization due to amortization of goodwill and other intangible assets associated with past acquisitions. Sales and marketing actually decreased when compared to the prior year but reflect an increase in relation to sales due to the decrease in sales. General and Administrative expenses increased in the three month period due to increased costs in public relations and the legal and accounting fees associated with the merger negotiations with TMCI. Due to the fixed components included in the other operating costs they could not be significantly reduced in the short-term and due to the expected rebound in sales in future quarters such reductions were not considered necessary.

Other income and expenses. Other income and expenses (not including the gain on the sale of the San Jose Division) as a percentage of net sales of approximately (1%) and (2%) respectively for the three and nine months ended June 30, 1998 are basically unchanged as compared to approximately (2%) for both the three and nine months ended in the prior year.

Net earnings(loss) and earnings(loss) per share. Net earnings for the three months ended June 30, 1998 totaled $63,451 or $0.01 basic per share earnings, compared with a loss of ($297,879) or ($0.09) basic per share loss for the same period in the prior year. For the nine months ended June 30, 1998 the net earnings were $53,400 or $0.01 basic per share earnings, compared with a loss (before the gain on sale of division) of ($215,272) or ($0.07) basic per share loss for the same period in the prior year.

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

Management believes that existing cash balances, borrowings available under the line of credit together with cash generated from projected operations should be adequate to meet the Company's anticipated cash requirements during the next twelve months. However; in the event the Company's operating performance is less than projected the Company may be forced to seek additional financing. There can be no assurance that such additional financing, if required, would be available; and if available would be available on favorable terms.

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


PEN INTERCONNECT, INC.

By:  /s/ James S. Pendleton               Date:  26 August 1998
James S. Pendleton,
CEO and Chairman


By: /s/ Wayne R. Wright                   Date:  26 August 1998
Wayne R. Wright,
CFO, Principal Accounting
Officer and Vice-Chairman