Form 10QSB/A
period 1998-03-31
PEN INTERCONNECT INC
filed 1998-09-30
CIK 1000266

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

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  March 31,          September 30,
                                                                                    1998                  1997
                                                                               -------------         -------------
                                                                                (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                   $    111,311          $    272,148
    Receivables
        Trade accounts,  less  allowance  for doubtful  accounts
            of $116,196 and $137,058 at March 31, 1998 and
            September 30, 1997, respectively.                                      2,858,324             2,093,056
        Current maturities of notes receivable (Note A)                               27,978               357,006
    Investments in common stock (Note A)                                             740,000               400,000
Inventories (Notes B)                                                              4,319,519             3,355,871
    Prepaid expenses and other current assets                                        359,511               289,991
    Deferred income taxes                                                            160,832               141,324
                                                                               -------------         -------------

                    Total current assets                                           8,577,475             6,909,396


PROPERTY AND EQUIPMENT, AT COST
        Production equipment                                                       2,526,820             2,418,368
        Furniture and fixtures                                                       851,340               834,971
        Transportation equipment                                                      83,522                69,217
        Leasehold improvements                                                       368,137               368,137
                                                                                 -----------        --------------

                                                                                   3,829,819             3,690,693
        Less accumulated depreciation                                              1,447,938             1,303,063
                                                                                 -----------          ------------

                                                                                   2,381,881             2,387,630
OTHER ASSETS
    Notes receivable, less current maturities (Note A)                                86,512               607,524
    Investments in common stock  (Note A)                                            684,000                    -
    Deferred income taxes                                                          1,367,819             1,392,658
    Goodwill and other intangibles (net)                                           2,205,247             2,287,146
    Other                                                                            505,308               322,630
                                                                                ------------         -------------

                                                                                   4,848,886             4,609,958
                                                                                 -----------          ------------

                                                                                 $15,808,242           $13,906,984
                                                                                 ===========           ===========


    The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   March 31,         September 30,
                                                                                      1998              1997
                                                                               -------------         -------------
                                                                            (Unaudited)
CURRENT LIABILITIES
    Notes payable                                                                $    66,603           $   641,505
    Bridge loan                                                                          -                 100,000
    Line of credit                                                                 2,891,491             2,237,690
    Current maturities of long-term obligations                                      314,643               263,255
    Current maturities of capital leases                                              66,464                66,464
    Accounts payable                                                               2,542,617             2,053,348
    Accrued liabilities                                                              302,200               481,356
                                                                                ------------               -------

                    Total current liabilities                                      6,184,018             5,843,618

LONG-TERM OBLIGATIONS, less current
    maturities      (Note C)                                                         985,679               681,722

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                                                        40,777                70,889

SUBORDINATED DEBENTURES, less deferred
    interest on favorable conversion feature (Note D)                                736,350                     -

DEFERRED INCOME TAXES                                                                165,755               165,755
                                                                                ------------           -----------

                    Total liabilities                                              8,112,579             6,761,984


STOCKHOLDERS' EQUITY (Notes A and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
        4,384,987  shares at March 31, 1998 and
        4,072,863  shares at September 30, 1997                                       43,850                40,729
    Additional paid-in capital                                                     9,507,004             8,733,126
    Accumulated deficit                                                           (1,855,191)           (1,628,855)
                                                                               --------------       ---------------

                    Total stockholders' equity                                     7,695,663             7,145,000
                                                                               -------------           -----------

                                                                                 $15,808,242           $13,906,984
                                                                                 ===========           ===========

        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   unaudited)

                                                            Three months ended March 31,                Six months ended March 31,
                                                                  1998               1997                   1998          1997
                                                            --------------    --------------           ------------   ------------
Net sales                                                   $    3,698,727    $   5,482,251            $  7,603,444   $ 10,740,637
Cost of sales                                                    2,842,148        4,471,980               5,897,521      8,829,116
                                                            --------------    --------------           ------------   ------------
                 Gross profit                                      856,579         1,010,271              1,705,923      1,911,521

Operating expenses
       Sales and marketing                                         209,110           262,793                427,491        465,112
       Research and development                                    104,982            (4,939)               193,369         40,369
       General and administrative                                  204,079           390,793                639,542        725,151
       Depreciation and amortization                               127,662            96,389                241,937        188,678
                                                            --------------    --------------           ------------   ------------

                 Total operating expenses                          645,833           745,036              1,502,339      1,419,310
                                                            --------------    --------------           ------------   ------------
                 Operating income                                  210,746           265,235                203,584        492,211

Other income (expense)
       Interest expense (Note D)                                  (407,020)         (128,613)              (486,057)      (268,776)
       Gain on sale of division (Note A)                                -                  -                      -        611,912
       Other income (expense), net                                   4,104            41,414                 34,337         57,672
                                                            --------------    --------------           ------------   ------------

                 Total other income (expense)                     (402,916)          (87,199)              (451,720)       400,808
                                                            --------------    --------------           ------------   ------------

Earning (loss) before income taxes                                (192,170)          178,036               (248,136)       893,019

Income taxes (benefit) expense                                           -            76,049                (21,800)       361,600
                                                            --------------    --------------           ------------   ------------

Net earnings (loss)                                         $     (192,170)   $      101,987           $   (226,336)  $    531,419
                                                            ==============    ==============           ============   ============

Earnings (loss) per common share:
  Basic                                                     $        (0.05)   $         0.03           $      (0.05)  $       0.18
                                                            ==============    ==============           ============   ============
  Diluted                                                   $        (0.05)   $         0.03           $      (0.05)  $       0.13
                                                            ==============    ==============           ============   ============
Weighted average common and dilutive
    common equivalent shares outstanding
       Basic                                                     4,234,009         3,033,407              4,165,952      3,033,407
                                                            ==============    ==============           ============   ============
       Diluted                                                   4,234,009         3,880,407              4,165,952      4,040,407
                                                            ==============    ==============           ============   ============




        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                         For six months ended March 31,

                                   (Unaudited)


                                                                                   1998                  1997
                                                                            ------------------     ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings(loss)                                                    $     (226,336)       $      531,419
        Adjustments to reconcile net earnings (loss)
            to net  cash used in operating activities
               Depreciation and amortization                                         241,937               188,678
               Amortization of deferred interest                                     231,350                     -
               Bad debts                                                              14,527               (22,807)
               Gain on sale of division                                                   -               (611,912)
               Contingent stock San Jose agreement                                   (40,000)                   -
               Loss on disposal of equipment                                          16,534                    -
               Deferred taxes                                                             -                 79,544
               Changes in assets and liabilities
                    Trade accounts receivable                                       (779,795)             (367,718)
                    Inventories                                                     (963,648)               57,050
                    Prepaid expenses and other assets                               (164,054)             (249,298)
                    Accounts payable                                                 489,269              (680,615)
                    Accrued liabilities                                             (263,156)             (203,414)
                    Income taxes                                                       5,331               269,328
                                                                                    --------         -------------

                        Total adjustments                                         (1,211,705)           (1,541,164)
                                                                                 -----------        ---------------

                        Net cash used in
                        operating activities                                      (1,438,041)           (1,009,745)
                                                                                 ------------       --------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (158,967)             (274,210)
        Proceeds from sale of division                                                   -               2,000,000
        Issuance of notes receivable                                                 (72,760)              (34,305)
        Collections on notes receivable                                               22,800                    -
                                                                                 -----------      ---------------

                        Net cash (used in) or provided
                        by investing activities                                     (208,927)            1,691,485
                                                                                  -----------          -----------







                                        7
                                   (Continued)

                             Pen Interconnect, Inc.

                       For the six months ended March 31,


                                                                                   1998                  1997
                                                                            -------------------   ---------------

    Cash flows from financing activities
        Principal payments on notes payable                                         (574,902)                   -
        Net change in line of credit                                                 653,801            (1,455,921)
        Proceeds from bridge loan                                                         -                700,000
        Principal payments on bridge loan                                           (100,000)                   -
        Principal payments on long-term obligations                                 (174,767)              (44,177)
        Proceeds from issuance of subordinated debentures                          1,000,000                    -
        Proceeds from issuance of long-term obligation                               500,000                    -
        Proceeds from sale of common stock                                           181,999                    -
                                                                                ------------     -----------------

                        Net cash (used in) or provided
                        by financing activities                                    1,486,131              (800,098)
                                                                               -------------         --------------

                        Net decrease in cash
                            and cash equivalents                                    (160,837)             (118,358)

Cash and cash equivalents at beginning of period                                     272,148               169,445
                                                                               -------------         -------------

Cash and cash equivalents at end of period                                    $      111,311        $       51,087
                                                                              ==============        ==============

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                                            $       243,728           $   272,477
        Income taxes                                                                      -                     -





                                        8
                                   (Continued)

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

                                                    Six months  ended March 31,
                                                       (amounts in thousands,
                                                        except share data)
                                                        1997           1998
                Net sales                            $ 7,603        $ 10,455
                Operating income                         204             472
                Net earnings (loss)                     (226)            157
                Earnings (loss) per common share:
                    Basic                              (0.05)           0.05
                    Diluted                            (0.05)           0.04
                Weighted  average  common and
                  dilutive  common  equivalent
                  shares outstanding:
                    Basic                          4,165,952       3,033,407
                    Diluted                        4,165,952       4,040,407

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

       Because of the favorable conversion feature of the debentures, the Company has recognized interest expense relating to the price below market at which the debentures can be converted into common shares of stock. The interest is initially set up as a deferred charge with an offset to additional Paid in Capital. The deferred interest is amortized over a period corresponding to time restrictions as to when the debentures can be converted into stock. The resulting charge to interest expense increases the effective interest rate of the debentures.

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



       NOTE D - SUBORDINATED DEBENTURES - CONTINUED



       As of March 31, 1998 the Company had issued $1,100,000 of the $1,500,000 convertible debentures and $320,000 had been converted to common stock at an average price of approximately $2.18 per share (Note F).

       In connection with the $1,100,000 in debentures, the Company recorded $275,000 of deferred interest expense related to the beneficial conversion feature. This interest when added to the stated 3% interest rate of the debenture results in an inherent interest rate of 24%. The Company amortized $231,350 of this deferred interest in the second quarter.

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



                                       13
                                   (Continued)

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E - STOCK TRANSACTIONS - CONTINUED

           2.   Earnings (loss) per share - continued

                                               Three months Ended March 31, 1998
                                                Earnings     Shares    Per-Share
                                               ----------   ---------  ---------
        Basic EPS:   Earnings available
          to common  shareholders              $(192,170)   4,234,009  $  (0.05)
                                                                       ========
        Effect of Dilutive Securites
          Stock options and warrants                   -            -
                                                  ------    ---------
        Diluted EPS: Earnings available
          to common shareholders               $(192,170)   4,234,009  $  (0.05)
                                               ==========   =========  ========



        Due to the above loss all outstanding common stock warrants and options were excluded as they would decrease the loss per share (anti-dilutive).

                                               Three months Ended March 31, 1997
                                                Earnings     Shares    Per-Share
                                               ----------   ---------  ---------
        Basic EPS:   Earnings available
          to common  shareholders              $  101,987   3,033,407  $    0.03
                                                                       =========
        Effect of Dilutive Securites
          Stock options and warrants                    -     847,000
                                               ----------   ---------
        Diluted EPS: Earnings available
          to common shareholders               $  101,987   3,880,407  $    0.03
                                               ==========   =========  =========

                                                 Six months Ended March 31, 1998
                                                Earnings     Shares    Per-Share
                                               ----------   ---------  ---------
        Basic EPS:   Loss available
          to common  shareholders              $ (226,336)  4,165,952  $  (0.05)
                                                                       ========
        Effect of Dilutive Securites
          Stock options and warrants                   -            -
                                               ----------   ---------
        Diluted EPS: Loss available
          to common shareholders               $ (226,336)  4,165,952  $  (0.05)
                                               ==========   =========  =========

        Due to the above loss all outstanding common stock warrants and options of 5,102,500 were excluded as they would decrease the loss per share (anti-dilutive).

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE E - STOCK TRANSACTIONS - CONTINUED

           2.   Earnings (loss) per share - continued

                                                 Six months Ended March 31, 1997
                                                Earnings     Shares    Per-Share
                                               ----------   ---------  ---------
        Basic EPS:   Earnings available
          to common  shareholders              $  531,419   3,033,407  $    0.18
                                                                       =========
        Effect of Dilutive Securites
          Stock options and warrants                    -   1,007,000
                                               ----------   ---------
        Diluted EPS: Earnings available
          to common shareholders               $  531,419   4,040,407  $    0.13
                                               ==========   =========  =========



Warrants to purchase 2,850,000 shares of common stock at $6.50 a share were outstanding during the periods presented. They were not included in the computation of EPS because their exercise price was greater than the average market price of the common shares.



NOTE F - SUBSEQUENT EVENTS

       In April 1998, the Company issued the remaining $400,000 of convertible debentures and received proceeds of $363,000 (net of fees) (Note D). In addition, another $330,000 of the original debentures were converted to 162,162 shares of common stock at an average price of approximately $2.035 per share. Deferred interest expense of $99,148 was recognized on the remaining $400,000 of debentures which will be amortized over five months. (Note D).

                                     ITEM 2.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


 FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933 as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward- looking statements. Actual results are uncertain and may be impacted by the following factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and the timing of operating and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

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

Other income and expenses. Excluding extracordinary items consisting of $611,912, ($0.20) per share, from the gain on the sale of the San Jose Division and $231,350, ($0.05) per share, of interest expense related to the favorable conversion feature of issued debentures, other income and expenses as a percentage of net sales have increased to approximately 5% and 3% for the three and six months ended March 31, 1998 as compared to approximately 2% for both the three and six months ended in the prior year. This increase is primarily in interest expense and is due to an increased sales order for the next six months that required increased inventory levels to support these future sales.

Net earnings(loss) and earnings(loss) per share. Net losses for the three months ended March 31, 1998 totaled $(192,170) or $(0.05) basic per share (which includes $231,350 or $0.05 per share of interest expense on the favorable conversion feature on debentures issued), compared with $101,987 or $0.03 basic per share earnings for the same period in the prior year. For the six months ended March 31, 1998 the net loss was $(226,336) or $(0.05) basic per share loss ( which also includes $231,350 or $(0.05) per share of interest expense on the favorable conversion feature on debentures issued), compared with earnings of $158,153 (net of gain on sale of division) or $0.05 basic per share earnings for the same period in the prior year. Net earnings were significantly reduced from those previously reported due to a non-cash interest expense on the favorable conversion feature of debentures issued in the fiscal year. See Note D to the Financial Statements.

These decreases in earnings and earning per share as compared to the same periods in the prior year were due to decreased sales levels and the inherent fixed costs associated with a manufacturing operation that could not be reduced in the short-term to provide increased profits. As the sales rebound in the next six months such fixed costs associated with excess capacity should provide improved margins.


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

     B.   Reports on Form 8-K. None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PEN INTERCONNECT, INC.

By:  /s/ James S. Pendleton               Date:    September 30, 1998
    ------------------------                   ----------------------
James S. Pendleton,
CEO and Chairman


By: /s/ Wayne R. Wright                   Date:   September 30, 1998
   -------------------------                   ---------------------
Wayne R. Wright,
CFO, Principal Accounting
Officer and Vice-Chairman