Form 10QSB/A
period 1998-06-30
PEN INTERCONNECT INC
filed 1998-09-30
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A-2

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

                                                     Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                           Page

PART I - FINANCIAL INFORMATION                                               3

Item 1 Financial Statements

                  Balance Sheets at June 30, 1998
                  (unaudited) and September 30, 1997                        4-5

                  Statements of Operations  for the
                  Quarters Ended June 30, 1998 and 1997 and the
                  nine month periods ended June 30, 1998 and 1997
                  (unaudited)                                                 6


                  Statements of Cash Flows for the ninth month
                  periods ended June 30, 1998 and 1997 (unaudited)          7-9

                  Notes to Condensed Financial Statements (unaudited)     10-16

Item 2            Management's Discussion and Analysis or
                  Plan of Operation                                       17-19

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                          20

Item 2            Changes in the Securities and Use of Proceeds              20

Item 3            Defaults Upon Senior Securities                            20

Item 4            Submission of Matters to a Vote of Security Holders        20

Item 5            Other Information                                          20

Item 6(a).        Exhibits

Item 6(b).        Reports on Form 8-K                                        20

Signatures                                                                   21

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

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                  June 30,           September 30,
                                                                                    1998                  1997
                                                                               -------------         -------------
                                                                                (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                   $    994,397          $    272,148
    Receivables
        Trade accounts,  less  allowance  for doubtful  accounts
            of $105,089 and $137,058 at June 30, 1998 and
            September 30, 1997, respectively.                                      3,721,930             2,093,056
        Current maturities of notes receivable (Note A)                               27,820               357,006
    Investments in common stock (Note A)                                             350,750               400,000
        Inventories (Notes B)                                                      5,661,634             3,355,871
    Prepaid expenses and other current assets                                        425,446               289,991
    Deferred income taxes                                                            180,693               141,324
                                                                               -------------         -------------

                    Total current assets                                          11,362,670             6,909,396


PROPERTY AND EQUIPMENT, AT COST
        Production equipment                                                       2,568,776             2,418,368
        Furniture and fixtures                                                       852,770               834,971
        Transportation equipment                                                      83,522                69,217
        Leasehold improvements                                                       368,137               368,137
                                                                                 -----------        --------------

                                                                                   3,873,205             3,690,693
        Less accumulated depreciation                                              1,523,349             1,303,063
                                                                                 -----------          ------------

                                                                                   2,349,856             2,387,630
OTHER ASSETS
    Notes receivable, less current maturities (Note A)                               103,105               607,524
    Investments in common stock  (Note A)                                            684,000                    -
     Deferred income taxes                                                         1,347,720             1,392,658
    Goodwill and other intangibles (net)                                           2,164,298             2,287,146
    Other                                                                            665,529               322,630
                                                                                ------------         -------------

                                                                                   4,964,652             4,609,958
                                                                                 -----------          ------------

                                                                                 $18,677,178           $13,906,984
                                                                                 ===========           ===========


        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                           BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  June 30,           September 30,
                                                                                    1998                 1997
                                                                               -------------         -------------
                                                                                (Unaudited)
CURRENT LIABILITIES
    Notes payable                                                              $          -            $   641,505
    Bridge loan                                                                          -                 100,000
    Line of credit                                                                 3,795,541             2,237,690
    Current maturities of long-term obligations                                      314,643               263,255
    Current maturities of capital leases                                              66,464                66,464
    Accounts payable                                                               3,028,073             2,053,348
    Accrued liabilities                                                              310,561               481,356
                                                                                ------------               -------

                    Total current liabilities                                      7,515,282             5,843,618

LONG-TERM OBLIGATIONS, less current
    maturities      (Note C)                                                         927,178               681,722

CAPITAL LEASE OBLIGATIONS, less current
    maturities                                                                         8,377                70,889

SUBORDINATED DEBENTURES less deferred
interest on favorable conversion feature (Note D)                                  1,091,458                   -

DEFERRED INCOME TAXES                                                                165,755               165,755
                                                                                ------------           -----------

                    Total liabilities                                              9,708,050             6,761,984


STOCKHOLDERS' EQUITY (Notes A and E)
    Preferred stock, $0.01 par value, authorized
        5,000,000 shares, none issued                                                     -                     -
    Common stock, $0.01 par value, authorized
        50,000,000 shares, issued and outstanding
         4,773,910 shares at June 30, 1998 and
        4,072,863  shares at September 30, 1997                                       47,739                40,729
    Additional paid-in capital                                                    10,776,222             8,733,126
    Accumulated deficit                                                           (1,854,833)           (1,628,855)
                                                                               --------------       ---------------

                    Total stockholders' equity                                     8,969,128             7,145,000
                                                                               -------------           -----------

                                                                                 $18,677,178           $13,906,984
                                                                                 ===========           ===========


        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      Three months ended June 30,         Nine months ended June 30
                                                         1998              1997             1998             1997
                                                    -------------     -------------     -------------   -------------
Net sales                                           $   4,510,112     $   4,479,882     $  12,113,556   $  15,220,519
Cost of sales                                           3,534,452         4,083,240         9,431,973      12,912,356
                                                    -------------     -------------     -------------   -------------

                 Gross profit                             975,660           396,642         2,681,583       2,308,163

Operating expenses
       Sales and marketing                                192,071           230,040           619,562         695,152
       Research and development                            49,675            60,914           243,044         101,283
       General and administrative                         477,792           390,479         1,117,334       1,115,630
       Depreciation and amortization                      122,288            96,347           364,225         285,025
                                                    -------------     -------------     -------------   -------------

                 Total operating expenses                 841,826           777,780         2,344,165       2,197,090
                                                    -------------     -------------     -------------   -------------

                 Operating income (loss)                  133,834          (381,138)          337,418         111,073

Other income (expense)
       Interest expense (Note D)                         (217,556)         (134,763)         (703,613)       (403,539)
       Gain on sale of division (Note A)                        -                 -                 -         611,912
       Other income (expense), net                         84,318            19,522           118,655          77,194
                                                    -------------     -------------     -------------   -------------

                 Total other income (expense)            (133,238)         (115,241)         (584,958)        285,567
                                                    -------------     -------------     -------------   -------------

Earning (loss) before income taxes                            596          (496,379)        (247,540)         396,640

Income taxes (benefit) expense                                238          (198,500)          (21,562)        163,100
                                                    -------------     -------------     -------------   -------------

Net earnings (loss)                                 $         358     $    (297,879)    $    (225,978)  $     233,540
                                                    =============     =============     =============   =============

Earnings (loss) per common share:
       Basic                                        $        0.00     $       (0.09)    $       (0.05)  $        0.08
                                                    =============     =============     =============   =============
       Diluted                                      $        0.00     $       (0.09)    $       (0.05)  $        0.07
                                                    =============     =============     =============   =============
Weighted average common and dilutive
    common equivalent shares outstanding
       Basic                                            4,586,962         3,238,975         4,452,312       3,101,930
                                                    =============     =============     =============   =============
       Diluted                                          5,121,153         3,238,975         4,452,312       3,518,097
                                                    =============     =============     =============   =============





        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                         For nine months ended June 30,

                                   (Unaudited)


                                                                                   1998                  1997
                                                                            ----------------       ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings (loss)                                                 $       (225,978)       $      233,540
        Adjustments to reconcile net earnings (loss)
            to net  cash used in operating activities
               Depreciation and amortization                                         364,225               285,025
               Amortization of deferred interest                                     336,506                     -
               Bad debts                                                               3,420               (19,314)
               Gain on sale of division                                                   -               (611,912)
               Contingent stock San Jose agreement                                   (40,000)                   -
               Loss on disposal of equipment                                          16,534                    -
               Deferred taxes                                                         27,112               131,000
               Changes in assets and liabilities
                    Trade accounts receivable                                     (1,632,294)              615,329
                    Inventories                                                   (2,305,763)              (15,587)
                    Prepaid expenses and other assets                               (306,138)             (369,942)
                    Accounts payable                                                 974,725              (703,410)
                    Accrued liabilities                                             (254,795)             (627,103)
                    Income taxes                                                    ( 21,543)               33,192
                                                                            ----------------       ---------------

                        Total adjustments                                         (2,838,011)           (1,282,722)
                                                                            ----------------       ---------------

                        Net cash used in
                        operating activities                                      (3,063,989)           (1,049,182)
                                                                            ----------------       ---------------

    Cash flows from investing activities
        Purchase of property and equipment                                          (202,353)             (207,994)
        Proceeds from sale of division                                                   -               2,000,000
        Proceeds from sale of investments                                            389,250                    -
        Issuance of notes receivable                                                 (89,195)              (35,435)
        Collections on notes receivable                                               22,800                    -
                                                                            ----------------       ---------------

                        Net cash provided
                        by investing activities                                      120,502             1,756,571
                                                                            ----------------       ---------------





                                   (Continued)

                             Pen Interconnect, Inc.

                       For the nine months ended June 30,


                                                                                   1998                  1997
                                                                            ----------------       ---------------
    Cash flows from financing activities
        Principal payments on notes payable                                 $       (641,505)      $            -
        Net change in line of credit                                               1,557,851            (2,009,864)
        Proceeds from bridge loan                                                         -              1,000,000
               Principal payments on bridge loan                                    (100,000)                   -
        Principal payments on long-term obligations                                 (265,668)              (76,842)
        Proceeds from issuance of subordinated debentures                          1,910,000                    -
        Proceeds from issuance of long-term obligation                               500,000                    -
        Proceeds from sale of common stock                                           705,058               225,000
                                                                            ----------------       ---------------

                        Net cash (used in) or provided
                            by financing activities                                3,665,736              (861,706)
                                                                            ----------------       ---------------

                        Net (decrease) increase in cash
                            and cash equivalents                                     722,249              (154,317)

Cash and cash equivalents at beginning of period                                     272,148               169,445
                                                                            ----------------       ---------------

Cash and cash equivalents at end of period                                  $        994,397       $        15,128
                                                                            ================       ===============

Supplemental disclosures of cash flow information

    Cash paid during the period for
        Interest                                                            $        370,028       $       390,157
        Income taxes                                                                      -                     -





                                   (Continued)
                                        8

                             Pen Interconnect, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED

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

Effective November 1, 1996, the Company sold substantially all assets and certain liabilities of the San Jose Division for $2 million cash and other consideration. Assets and liabilities sold were as follows:

       Accounts receivable                                      $   680,420
       Inventories                                                1,644,336
       Prepaid expenses                                              34,177
       Other assets                                                  26,099
       Property and equipment                                       638,373
       Accounts payable                                            (277,429)
       Accrued liabilities                                          (35,373)
       Capital leases                                               (22,515)
                                                                ------------

       Net assets sold                                            2,688,088

       Less non cash consideration received
               Notes                          $    900,000
               Stock                               400,000
                                               -----------
                                                                  1,300,000

       Cash consideration                                         2,000,000
                                                                ------------

       Gain on sale of division                                 $   611,912
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

                                                   Nine months  ended June 30,
                                                  (amounts in thousands, except
                                                           share data)
                                                       1998          1997
                                                   -----------     -----------
             Net sales                             $    12,114     $    14,935
             Operating income                              337              94
             Net earnings (loss)                          (226)           (378)
             Earnings (loss) per common share:
                Basic                                    (0.05)          (0.12)
                Diluted                                  (0.05)          (0.12)
             Weighted  average  common and
               dilutive  common  equivalent
               shares outstanding:
                 Basic                                4,452,312      3,101,930
                 Diluted                              4,452,312      3,101,930

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

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

       NOTE D - SUBORDINATED DEBENTURES - CONTINUED

     Because of the favorable conversion feature of the debentures, the Company has recognized interest expense relating to the price below market at which the debentures can be converted into common shares of stock. The interest is initially set up as a deferred charge with an offset to additional Paid in Capital. The deferred interest is amortized over a period corresponding to time restrictions as to when the debentures can be converted into stock. The resulting charge to interest expense increases the effective interest rate of the debentures. As of June 30, 1998 the Company had issued all $1,000,000 of the convertible debentures and none were converted. Deferred interest expense of $250,159 was recorded on the $1,000,000 in debentures relative to the favorable conversion feature and will be amortized over four months. This interest along with the stated 3% interest rate in the debentures results in an inherent interest rate of 31%.


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


       As of June 30, 1998 the Company had issued all $1,500,000 of the $1,500,000 convertible debentures and $800,000 had been converted to common stock at an average price of approximately $2.03 per share.

       In connection with the $1,500,000 in debentures, the Company recorded $374,948 of deferred interest expense related to the beneficial conversion feature. This interest when added to the stated 3% interest rate of the debenture results in an inherent interest rate of 28% over the debentures life of two years. The Company has amortized $336,506 of this deferred interest through the third quarter.

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

                                               Three months Ended June 30, 1998
                                             Earnings      Shares      Per-Share
                                            ----------   ----------   ----------

        Basic EPS:   Earnings available
          to common  shareholders           $      358    4,586,962   $     0.00
                                                                      ==========
        Effect of Dilutive Securites
          Stock options and warrants                 -      534,191
                                            ----------   ----------
        Diluted EPS: Earnings available
          to common shareholders            $      358    5,121,153   $     0.00
                                            ==========   ==========   ==========



                                   (Continued)

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





       NOTE E - STOCK TRANSACTIONS -Continued


                                               Three months Ended June 30, 1997
                                             (Loss)        Shares      Per-Share
                                            ----------   ----------   ----------

        Basic EPS:   Loss available
          to common  shareholders           $ (297,879)   3,238,975   $  ( 0.09)
                                                                      =========
        Effect of Dilutive Securites
          Stock options and warrants                -           n/a
                                            ----------   ----------
        Diluted EPS: Loss available
          to common shareholders            $ (297,879)   3,238,975   $   (0.09)
                                            ==========   ==========   =========


           2.   Earnings (loss) per share - Continued

                                               Nine months Ended June 30, 1998
                                             (Loss)        Shares      Per-Share
                                            ----------   ----------   ----------

        Basic EPS:   Earnings available
          to common  shareholders           $ (225,978)   4,452,312   $   (0.05)
                                                                      =========
        Effect of Dilutive Securites
          Stock options and warrants                 -          n/a
                                            ----------   ----------
        Diluted EPS: Loss available
          to common shareholders            $ (225,978)   4,452,312   $   (0.05)
                                            ==========   ==========   ==========

        Options and warrants to purchase 3,030,000 shares were not included in the computation of EPS because the exercise price was greater than the average market price of the common shares for the period.

                                               Nine months Ended June 30, 1997
                                             Earnings      Shares      Per-Share
                                            ----------   ----------   ----------
        Basic EPS:   Earnings available
          to common  shareholders           $  233,540    3,101,930   $     0.08
                                                                      ==========
        Effect of Dilutive Securites
          Stock options and warrants                 -      416,167
                                            ----------   ----------
        Diluted EPS: Earnings available
          to common shareholders            $  233,540    3,518,097   $     0.07
                                            ==========   ==========   ==========

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

Other income and expenses. Excluding extraordinary items consisting of $611,912 or $0.20 per share from the gain on the sale of the San Jose Division and $336,506, or $0.08 per share from interest expense related to the favorable conversion feature of issued debentures, other income and expenses as a percentage of net sales of approximately 1% and 2% respectively for the three and nine months ended June 30, 1998 are basically unchanged as compared to approximately 2% for both the three and nine months ended in the prior year.

Net earnings(loss) and earnings(loss) per share. Net earnings (net of the $105,156 (before taxes), or $0.02 per share, interest recorded on the favorable conversion feature of debentures issued) for the three months ended June 30, 1998 totaled $63,451 or $0.01 basic per share, compared with a loss of ($297,879) or ($0.09) basic per share loss for the same period in the prior year. For the nine months ended June 30, 1998 the net earnings (net of the $336,506 (before taxes), or $0.08 per share, interest incurred on the favorable conversion feature of debentures issued) were $53,400 or $0.01 basic per share earnings, compared with a loss (before the gain on sale of division) of ($215,272) or ($0.07) basic per share loss for the same period in the prior year. Net earnings were significantly reduced from those previously reported due to a non-cash interest expense on the favorable conversion feature of debentures issued in the fiscal year. See Note D to the Financial Statements.

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

Inflation and Seasonality

The Company does not believe that it is significantly impacted by inflation. Historically, the computer industry sales tend to decline in December, January, July and August when activity in the personal computer industry as a whole is reduced. However, the Company has recently diversified into the medical and telecommunications products in an effort to offset the seasonality in the computer industry.
                                       19

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


PEN INTERCONNECT, INC.

By:  /s/ James S. Pendleton            Date: September 30, 1998
   -------------------------                -------------------
James S. Pendleton,

CEO and Chairman


By: /s/ Wayne R. Wright                Date: September 30, 1998
   -------------------------                -------------------
Wayne R. Wright,
CFO, Principal Accounting
Officer and Vice-Chairman