Form 10KSB
period 1998-09-30
PEN INTERCONNECT INC
filed 1999-01-14
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended   September 30, 1998

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to_______________

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

            UTAH                                       87-0430260
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

           State issuer's revenues for its most recent fiscal year.  $17,091,432

           As of December 16, 1998, there were 6,068,481 shares of the Issuer's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Issuer's voting stock held by non-affiliated of the Issuer was approximately $8,396,384 computed at the closing quotation for the Issuer's common stock of $1.563 as of January 11, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
           Definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1999. Certain information therein is incorporated into Part III hereof.

                                   FORM 10-KSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                           Page

PART I

1   Description of Business                                                    3

2   Description of Property                                                   10

3   Legal Proceedings                                                         10

4   Submission of Matters to a Vote of Security Holders                       10

PART II

5   Market for Common Equity and Related Stockholder Matters                  11

6   Management's Discussion and Analysis or Plan of Operation                 12

7   Financial Statements                                                      15

8   Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                  15

PART III

9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                    16

10  Executive Compensation                                                    16

11  Security Ownership of Certain Beneficial Owners and Management            16

12  Certain Relationships and Related Transactions                            16

13.  Exhibits and Reports on Form 8-K                                         17

Signatures                                                                    18

--------------------------------------------------------------------------------
                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------



FORWARD-LOOKING STATEMENTS. This annual report contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by many factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation; cycles of customer orders, general economic and competitive conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and the timing of operating and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

(A) BUSINESS DEVELOPMENT

General

     Pen Interconnect, Inc. (the "Company" or "Pen"), develops and produces on a turnkey basis, interconnection and contract manufacturing solutions for original equipment manufacturers ("OEMs") in the computer, computer peripheral, telecommunications, instrumentation, medical and testing equipment industries (See "Business of Issuer"). The Company currently operates four divisions: 1) the Pen Cable division, located in Salt Lake City, Utah, offers internal and external custom cable and harness interconnections between electronic equipment such as computers and various external devices such as video screens, printers, external disk drives, modems, telephone jacks and other peripheral equipment; 2) the Incirt division, located in Irvine, California, provides sophisticated ISO 9002-certified assembly and testing services for complex printed circuit boards and subsystems; 3) the PowerStream division, located in Orem, Utah, designs and manufactures custom power supplies, battery chargers and uninterruptible power supply (UPS) systems; and 4) the MotoSat division, located in Salt Lake City, Utah, manufactures mobile satellite equipment. During fiscal year 1996 and a portion of fiscal year 1997 the Company operated a division located in San Jose, California (the "San Jose Division"). The San Jose Division was sold by the Company on November 12, 1996 (See Note C of Notes to Financial Statements). The executive offices of the Company are located at 2351 South 2300 West, Salt Lake City, Utah 84119. The Company was incorporated under the laws of the State of Utah on September 30, 1985.

Summary of Current Year Events and Subsequent Events

     Since the end of fiscal year 1998, the Company has entered into several agreements which have had, or will have, a material impact on the Company. To ensure that the information set forth in this Form 10-KSB is not misleading, it is necessary to set forth these subsequent events along with a summary of the prior year.

     Over the course of fiscal year 1998, the Company experienced a lower level of profitability than was anticipated at the beginning of the year and the Company has consequently experienced continued cash flow problems. The lower than expected level of profitability has been the result of several delays in expected contracts with new customers and lower margins realized on a new contract that yielded significantly higher sales.

     For most of the year, the market price of the Company's stock was sufficient to raise additional cash to support the negative cash flow from operations. In addition to raising approximately $490,000 from the exercise of stock warrants, the Company completed private placements of debentures totaling $2.5 million. Debentures totaling $1,100,000 were issued during December of 1997, $400,000 were issued in April of 1998 and the remaining $1,000,000 were issued in June of 1998. The debentures carry an interest rate of 3% and a conversion feature into common stock. The conversion feature allows each $1,000 of debentures to be converted into common shares at a rate of $2.75 or 80% of the current market price which ever is lower. (See Note P to the Financial Statements). The difference between the market price of the stock and the price used in conversion is considered interest expense and must be set up as a discount against the debenture and expensed as the debentures become convertible to stock. The offset to the discount is an increase to additional paid in capital.

     The Company signed a Letter of Intent in June of 1998 to enter into merger discussions with Touche Electronics, Inc. (Touche), a subsidiary of TMCI Electronics Inc. (TMCI). The intent to merge with Touche was seen by the Board of Directors of the Company as a means to take advantage of synergies resulting from the strategic mix of the two companies' products and vertical integration which would result from the merger. The merger would also supply needed working capital to help fund the operations of the Company's divisions. As business valuations were secured by each company, the ratio of stock conversion became less attractive to the Company and the merger was terminated.

     In September of 1998 the Company entered into discussions with a prospective buyer for the MotoSat and the Pen Technology Cable divisions because of continued losses generated by these divisions and the lack of capital to adequately fund and grow the business of these two divisions. Moreover, new management determined that the MotoSat business and products did not strategically fit the goals and directions established by the Company. The Company has entered into a letter of intent with James Pendleton, the Company's CEO, for the sale of the MotoSat division and anticipates this sale will be completed in January of 1999. The sale will not generate cash proceeds to the Company but will eliminate monthly operating losses associated with MotoSat. The Company has also entered into a contract with Cables To Go Inc. for the sale of the Pen Technology Cable division. The Company hopes to complete the sale of this division in January of 1999 and anticipates that it will generate cash proceeds to the Company in the amount of approximately $1,075,000 but will result in a loss for financial reportisng purposes on the sale of approximately $1 million.

     In late December, the Company entered into an agreement with Laminating Technologies, Inc. ("LTI"), whereby a newly formed subsidiary of the Company will merge into LTI and LTI will become a wholly-owned subsidiary of the Company. Shareholders of LTI will receive shares of common stock of the Company in exchange for their shares in LTI. The Company and LTI have commenced preparation of a registration statement on Form S-4. The merger is subject to the Form S-4 becoming effective and approval of the shareholders of the respective companies.

     In December 1998, the Company signed a letter of intent with Transdigiital Communications Corporation (TCC) to negotiate a possible merger. TCC is a privately held developer of entertainment and database systems for the transportation markets which includes narrow bodied commercial aircraft and cruise ships. The Company believes that its manufacturing capability will provide vertical integration to TCC as it begins production of these database systems for their customers while giving the Company the opportunity to diversify its product offerings.



(B) BUSINESS OF ISSUER

1. Principal Products and Services

     The Company focuses on selling products and services to OEMs interested in utilizing contract manufacturers for some or all components incorporated in OEM products. OEMs have been increasing their use of contract manufacturers to provide such components and expertise in order to reduce the capital investment necessary to manufacture such components thereby enabling the OEMs to focus their resources on their end products.

     Advances in technology of electronic products and increased unit volume would require OEMs to invest more heavily in internal manufacturing through increased working capital, capital equipment, labor, systems and infrastructure. Use of contract manufacturers such as the Company allow OEMs to maintain advanced manufacturing capabilities while minimizing overall resource requirements. Contract manufacturers also allow OEMs to focus more sharply on their own core competencies where they add the greatest value such as product development and marketing.

     The Company markets its products and services to its customers through in-house salesmen and independent sales representatives. The Company's OEM customers are located throughout the continental U.S. and Canada and certain foreign countries.

     The following is a summary of the products and markets of each of the Company's four divisions. While the Pen Technology Cable division used to contribute the most revenue to the Company, as stated above, the Company has entered into a letter of intent for the sale of the Cable division. Consequently, the Company anticipates that the Incirt Division will constitute the greatest source of revenue for fiscal year 1999. As the primary source of revenue going forward, the Incert division will be addressed ahead of the Cable division.

     InCirT Division

     The Company's InCirT Division (Incirt) is engaged in the Electronic Manufacturing Services Industry (EMSI) and provides sophisticated ISO 9002-certified assembly and testing services for complex printed circuit boards and subsystems through advanced surface mount technology (SMT) manufacturing as well as traditional through-hole assembly. These products are used primarily in computer instrumentation, testing, and medical equipment.

     The Incirt division has experienced a significant increase in sales as a result of the contract with Alaris Medical Systems (See "Dependence on Major Customers"). The Alaris contract, while providing a significant increase in revenue for the Incirt division, provides for lower margins than most contracts secured by the Incirt division. (See "Management's Discussion and Analysis or Plan of Operation").

     Pen Technology / Cable

     The Pen Technology Cable division's sales consist of custom cable interconnections developed in close collaboration with its customers. The Company's customers include OEMs of computers including mainframes, desktops, portables, laptops, notebooks, pens, and palmtops as well as OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, medical, instrumentation and testing equipment.

     Many OEMs in the computer and related industries targeted by the Cable division increasingly rely upon outsourcing of their manufacturing. Outsourcing allows OEMs to take advantage of the expertise and capital investments of contract manufacturers thereby enabling companies to concentrate on their core activities. The Cable division has extensive in-house technical capabilities and multiple molding machines which enable the Cable division to assist its OEM customers by quickly developing and prototyping customized interconnection assemblies in conjunction with the customers' design staffs. The Cable division can then efficiently produce the customized interconnections within time frames and specialized quantities to meet its customers' needs in these rapidly changing markets. With its U.S. domestic facilities and in-house technical capabilities, the Company concentrates on higher margin products, which require customization, rapid production turnaround and constant, real-time client communication. The Company also has entered into an agreement with lower cost foreign manufacturers in order to competitively service its customers' needs for lower margin, high volume standardized products.

     As set forth above, the Company has entered into the letter of intent with Cable To Go, Inc. for the sale of this division. (See "Summary of Current Year Events and Subsequent Events").


     PowerStream Division

     The PowerStream division designs custom power supplies, battery chargers and UPS systems for OEMs and has been able to produce several of those designs for sale to other companies. It is expected that a major share of the Company's future business will come from this division and market. Since the Company acquired the PowerStream division, sales of PowerStream products grew from an average monthly amount of $42,935 for FY 98 to $270,000_ for the month of December, 1998. The division has a major contract with L3 Communications which is expected to yield significant sales in the next fiscal year. (See "Dependence on Major Customers"). The power supply units being supplied to L3 are being manufactured in China. Contracts with other customers are manufactured by domestic contract manufacturers.

     PowerStream has no material backlog of orders but suffers instead from delays by their customers in the projected shipping dates for orders placed. These delays have resulted from product modifications, testing by the customers of the products they are purchasing and securing quality approvals from various customer and independent agencies. Most delays have been remedied and greater sales are now beginning to materialize.


     MotoSat Division

     The MotoSat division manufactures satellite receivers for mobile homes and yachts. This division markets its products primarily to distributors of mobile homes and boats with a small percentage being sold to electronics distributors. Marketing projections show that the recreational vehicle business will grow substantially in the coming years as the "Baby Boom" generation expands significantly into this consumer market. In addition, many retired persons are choosing recreational vehicles as their main means of housing in their golden years which affords low cost and mobility.

     MotoSat has also been developing mobile satellite technology allowing signals to continue to be received as the mobile home or boat receiving the signal is in motion. This technology is still in the development stage but will add to the marketability of MotoSat's products once it is developed. Projected completion on the continual tracking technology is for fiscal year 1999.

     The Company has entered into a letter of intent for the sale of the MotoSat division. (See "Summary of Current Year Events and Subsequent Events").

2. Distribution Methods

     The Company receives orders directly from OEM's and ships the product directly to them. No other distribution method is employed.

 3. Status of Publicly Announced New Products

     None

 4.  Competitive Business Conditions

     The Company's primary products and services are sold to OEM's in high technology industries. The computer industry in particular has been under intense pressure to provide faster and more powerful products at a lower cost. Consequently, many contracts calling for large production runs are now being processed in the Pacific Rim countries due to favorable labor rates. To compensate for this shift to overseas manufacturing, the Cable division must focus on short run business with short turnaround times as its strategic focus. Many other domestic cable companies have also adopted this strategy so competition remains strong in this area. Sales have declined 44% in the Cable division over the last year. The drop in business has primarily come from losing major contracts to overseas producers and from a delay in new contracts materializing into expected sales.

     The remaining sales after the loss of contracts to overseas manufacturers includes a contract with Unisys, accounting for approximately 40% of the Cable division's average monthly sales, for various types of cables which are short production runs in general and will exist over a long period of time.

     PowerStream has only a small number of competitors. Furthermore, the Company has a policy of flexibility in working with customers on product modifications and the PowerStream products are competitively priced. As a result, PowerStream has been successful in securing contracts for its products.

     The MotoSat division has developed a good reputation among the recreational vehicle industry. Furthermore, there are not many competitors for this market. Marketing efforts focus on advertising in industry publications and displays at RV shows which MotoSat has participated in.

5. Sources and Availability of Raw Material

     There are a large number of vendors which provide the raw materials used by all of the Company's divisions and the Company does not foresee any shortages or other restrictions on the availability of the necessary raw materials. The Company's principal suppliers are Arrow Electronics, Praegitzer Industries, Future Electronics and Winonics which are all associated with the Incirt Division which contributed 71% of the Company's sales in fiscal year 98.

     The availability of raw materials has been hampered by the lack of cash flow and the corresponding inability to pay vendors in a timely manner. As a result of slow or untimely payments to vendors, some vendors have withheld necessary raw materials until payments have been brought current. The impact of this is potential delays in meeting customer shipping deadlines, incurring overtime expenses to comply with customer shipping schedules and more expensive freight costs to have materials arrive in a timely manner, all of which negatively impact profitability. Through the divestiture of the Cable and MotoSat divisions, the merger opportunities with TCC and LTI, and securing new sales orders through an expanded sales staff, the Company expects to create a positive cash flow which will allow for timely payment for the raw materials.


6. Dependence on Major Customers

     The Company sells its products and services principally to OEMs. Because the products are not sold at retail to the public, the Company is always dependent on having supply contracts with OEMs. Consequently, at any given time the Company can be dependent on one or a few major customers until new contracts can be secured.

     During the past year, sales of the Incirt division's medical application SMT has grown substantially with the short-term expansion of a contract with Alaris Medical Systems. This contract expansion generated 24% of the Company's total revenues for fiscal year 1998. The increase in sales to Alaris will subside to levels existing before the contract expansion as it expires at the end of December, 1998. Total sales to Alaris Medical Systems comprised approximately 59% of the Company's sales in fiscal year 1998 and sales to Alaris are projected to comprise approximately 47% of the Company's sales in fiscal year 1999 based on the existing customer base. The loss of this customer would impair the Company's ability to continue operating. As the contract expansion winds down, it is critical that Incirt replace the Alaris contract expansion with other contracts that have higher margins. The Company is currently investing in efforts to build its marketing and sales force to assist in this effort.

     The Company's PowerStream Division also has significantly increased its sales as a result of a contract with L3 Communications. Fiscal year 1999 projections for L3 comprise 35% of the total projected revenues for PowerStream.


7. Intellectual Property

     The Company, through its PowerStream division, has submitted applications for patents on various technologies developed by PowerStream. These applications are pending and are in various stages of evaluation at the end of fiscal year 1998.

     The Company does not have any other intellectual property.


8. Need For Governmental Approval

     None of the Company's products require governmental approval.


9. Effect of Governmental Regulation on Business

     The Company is not aware of any existing  governmental  regulation and does
not  anticipate  any  governmental   regulation  which  materially  affects  the
Company's ability to conduct its business operations.

10. Research and Development

     The Company shows an increase in research and development costs in fiscal year 1998 which is related to an entire years of operations for the PowerStream division in FY 98 as opposed to six months of operations in FY 97.


11. Compliance with Environmental Laws

     The Company has not incurred, and does not presently anticipate incurring, any material costs in complying with all federal and state environmental laws.

12. Employees

     As of September 30, 1998, the Company employed approximately 279 full and part-time employees. Seven employees were executive personnel, 14 were technical and engineering personnel, 9 were in marketing and sales, 220 were in manufacturing, and 29 were administrative, accounting, information systems, and clerical personnel. The number of employees at September 30, 1998 represents approximately a 43% increase from September 30, 1997. This increase was primarily due to the increase in manufacturing employees at the Incirt division relating to the increase in the Alaris contract. The increase in administrative and clerical employees represents additional buyers, an accounting clerk and a receptionist to handle the increased workload from the Alaris contract.

--------------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

FACILITIES

     In July of 1998, the Incirt division moved into a new manufacturing and office facility in Irvine, California. This new facility consists of 51,400 square feet of which 46,400 is currently being used; 35,000 square feet of manufacturing space and 16,400 of office space. The expansion capacity can be converted into both office and manufacturing space as the need arises. The lease on the property runs until July of 2005.

     The Company maintains manufacturing and administrative facilities in Salt Lake City, Utah under a lease which expired September 30, 1998. The Company is still in negotiations with the landlord on a new lease agreement. The leased facilities contains 40,500 square feet of space, of which 3,000 square feet are utilized for sales and administration and 37,500 square feet are dedicated to manufacturing, material control, quality control and the machine shop for prototype development. As part of the negotiations for renewing the lease and efforts to control costs, the Company will reduce the space it is leasing so as to permit current and projected production levels and compensate for a projected increase in the price per square foot to be paid under the new contract. It is estimated that the net impact of the new lease agreement for the Cable division will net the same monthly lease expense as the previously expired lease. The reduced space will primarily involve a realignment of non-manufacturing space and warehouse space. As previously mentioned, the Company has signed a letter of intent to sell the Cable and MotoSat divisions which both use this facility. The sale of these divisions would eliminate the rent on this facility.

     The PowerStream division's sales and engineering facilities are located in Orem, Utah, under a lease which expires in February 2001, which management intends to extend. The premises contains approximately 5,200 square feet of space, all of which is utilized for sales, research, development, prototype production and administration. The annual rental is approximately $29,400.

     Management believes that the above properties and their contents are adequately covered by insurance and that the square footage is sufficient to meet the Company's needs.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


     Currently, there are no legal proceedings against the Company of a material nature.

--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------


     The annual shareholder's meeting was held in August of 1998. At the meeting, the shareholders were asked to vote on the following matters: (i) the nomination and election of the directors; (ii) to approve the Company's public accountants; (iii) to ratify the issuance of convertible debentures and warrants; and (iv) to ratify the issuance and grant of stock options to certain of the Company's officers and directors entitling such individuals to acquire up to 675,500 shares of the Company's common stock. All matters put to a vote of the shareholders were approved. There were no other matters voted on by the shareholders in the fourth quarter.

--------------------------------------------------------------------------------
                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDERS MATTERS
--------------------------------------------------------------------------------


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

                       Common Stock Schedule

                 Fiscal Year 1998 Quarter Ended       High    Low
                 ------------------------------      ------  -----
                 September 30, 1998               $   2.22  $ 0.81
                 June 30, 1998                        3.09    1.88
                 March 31, 1998                       3.19    2.50
                 December 31, 1997                    3.13    1.88

                 Fiscal Year 1997 Quarter Ended   High        Low
                 ------------------------------   -----     ------
                 September 30, 1997               $   2.50  $ 1.13
                 June 30, 1997                        1.88    1.38
                 March 31, 1997                       2.75    0.88
                 December 31, 1996                    3.38    1.94

     On December 16, 1998, the closing quotation for the common stock on NASDAQ was $1.938 per share. As of December 16, 1998, there were 6,068,481 shares of common stock issued and outstanding, held by approximately 1135 shareholders of record, including several holders who are nominees for an undetermined number of beneficial owners.

     The following table sets forth the range of high and low bids for the warrants of the Company during the periods indicated since the Company's warrants began trading on the NASDAQ.

                       Warrants Schedule

                 Fiscal Year 1998 Quarter Ended   High      Low
                 ------------------------------   -----    ------
                 September 30, 1998               $ 0.38  $ 0.13
                 June 30, 1998                      0.44    0.19
                 March 31, 1998                     0.61    0.31
                 December 31, 1997                  0.81    0.25


                 Fiscal Year 1997 Quarter Ended   High      Low
                 ------------------------------   -----    ------
                 September 30, 1997               $ 0.56  $ 0.22
                 June 30, 1997                      0.69    0.38
                 March 31, 1997                     0.81    0.44
                 December 31, 1996                  1.00    0.44

     On December 16, 1998, the closing quotation for the warrants on NASDAQ was $0.325 per warrant. As of December 16, 1998, there were issued and outstanding warrants to purchase 5,409,382 shares.

     The trading volume of the common stock and warrants of the Company is limited, creating significant changes in the trading price of the common stock and warrants as a result of relatively minor changes in the supply and demand. Consequently, potential investors should be aware that the price of the common stock and warrants in the trading market can change dramatically over short periods as a result of factors unrelated to the operations, earnings and business activities of the Company.

     The Company has not paid any dividends with respect to its common stock and does not anticipate paying any dividends in the near future. The Company's credit facility with its bank prohibits the payment of dividends without the consent of the bank.

--------------------------------------------------------------------------------
                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------


     The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the fiscal years ended September 30, 1998 and 1997. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

      Results of Operations

     The acquisition of the net assets of PowerStream Technology, Inc. ("PowerStream"), which was effective as of April 1, 1997 has been accounted for as a purchase. The statement of operations data for the fiscal year ended September 30, 1997 includes the results of operations of PowerStream since April 1, 1997.

     The San Jose Division was acquired on March 24, 1995 and was accounted for as a purchase. The division was subsequently sold effective November 1, 1996. The statement of operations data for the fiscal year ended September 30, 1997 includes the results of operations of the San Jose Division for one month.

Net  sales.  Net  sales  for  the  Company  decreased   $1,147,028  (6.3%)  from
$18,238,460 for fiscal year 1997 to $17,091,432 for the fiscal year ended September 30, 1998. The decrease is primarily the result of continual declines in sales of the cable division. Sales in 1998 for the Cable division were $3.8 million compared to $6.9 million in 1997. This decline was offset by an increase in sales for the Incirt division of $2.7 million for the same period. The decline in sales for the cable division has been a result of delays in expected contracts for new orders. The decline in sales at the Cable division was offset by an increase in sales at Incirt as a result of a contract expansion with Alaris Medical Systems. Monthly sales averaging approximately $700,000 in the third quarter increased to an average of approximately $1.5 million by the end of fiscal year 1998. The increased volume at Incirt is not expected to remain throughout the next year and will return to the level which existed before unless new orders are obtained.

Cost of sales. Cost of sales as a percentage of net sales has decreased from approximately 96% in fiscal year 1997 to 93% in fiscal year 1998. This decrease in costs was primarily attributable to the Cable Division as a result of significant reserves for inventory obsolescence booked in fiscal year 97 and the loss of production contracts which had very low margins due to competitive pricing.

Operating expenses. Operating expenses increased from $3,659,583 in 1997 to $4,736,421 in 1998 for a total increase of $1,076,838. This increase resulted from the following areas: 1) an increase of $290,089 in research and development costs based on an entire years operations for the PowerStream division in FY 98 vs. six months in FY 97. 2) an increase in general and administrative expenses totaling $432,165 resulting from an increase in legal and accounting fees associated with merger and acquisition negotiations as well as the issuance of the debentures. General and administrative expenses also increased due to clerical staff increases at Incirt as a result of the higher sales volume associated with the expanded Alaris contract and a reclassifying of $100,000 in salaries and benefits from marketing expense in FY 97 to general and administrative expense in FY 98 3) a decline in sales and marketing expenses of $242,022 as a result of cash flow restrictions and reclassifying $100,000 of salaries and benefits from marketing expense in FY 97 to general and administrative in FY 98 due to a change in assignment. 4) a decrease in abondoned lease fees of $195,226 which represents a payment made on the sale of the San Jose division in FY 97 and 5) an increase in depreciation and amortization expense of $220,867 resulting from normal acquisitions of fixed assets during the year and a full years amortization of research and development at PowerStream compared to a partial year for FY 97 when much of the R&D costs were being incurred. 6). An adjustment for impairment of investment assets totaling $303,351 and intangible assets totaling $267,414.

Other income and expenses. The Company experienced an increase in other income and expenses totaling $1,209,240 from ($69,162) in fiscal year 1997 to $1,140,078 in fiscal year 98. This increase stems from two primary sources: 1) the fiscal year 1997 statements included a gain on the sale of the San Jose division totaling $611,912 which is not included in the fiscal year 1998 statements and 2) interest expense totaling $541,052 resulting from the issuance of debentures. The difference between the market price of the stock and the most favorable conversion price stated in the debenture at the time the debentures are issued is considered as additional interest expense and must be recognized over the period until the debentures are convertible into shares of common stock

Net loss and loss per share. Net losses increased to ($5,445,383) ($1.24) per share in fiscal year 98 from ($1,735,483) ($0.54) per share in fiscal year 1997 or an increase of ($3,709,900) ($0.70). This increased loss resulted from the following: the gain on the sale of the San Jose division which was recorded in fiscal year 1997 for $611,912 with no corresponding entry in FY 98, the increased interest expense of $541,052 associated with the debentures recorded in fiscal year 1998, the negative adjustment of $1,071,211 to tax and investment assets due to impaired value to the Company, the increase in operating expenses of $1,076,838 and a tax benefit of $1,109,600 recorded in FY 97 which was not repeated in FY 98. Shares issued during the year total 945,574: 245,000 from the conversion of warrants, 689,332 from the conversion of debentures and 11,242 from other miscellaneous issues.

Liquidity and Capital Resources

     During fiscal year 1997 and fiscal year 1998, the Company has sustained losses from operations which has consumed rather than provided cash. The Company has had to raise working capital through the issuance of stock and debentures to meet its obligations. In addition to raising approximately $490,000 from the exercise of stock warrants, the Company completed private placements of debentures totaling $2.5 million. Debentures totaling $1,100,000 were issued during December of 1997, $400,000 were issued in April of 1998 and the remaining $1,000,000 were issued in June of 1998. Of these debentures, $1,000,000 were converted into shares of common stock in fiscal year 1998 and another $550,000 have been subsequently converted in fiscal year 1999. The conversion of these debentures increases the shareholder equity and net tangible assets of the Company and reduces the interest charge.

     In signing the Letter of Intent with Touche, the stock price of the Company's common shares became linked in market perception with the stock price of Touche's shares. Subsequent to the signing of the Letter of Intent, Touche experienced a 50% decline in the price of their common stock. The decline had a similar impact on the price of the Company's common stock which dropped from $2.12 on June 1, 1998 to $1.00 on September 30, 1998 and $0.81 on October 26. With the expiration of the Letter of Intent to merge with Touche, the Company's stock is now independent of Touche's stock price.

     The Company received a notice from NASDAQ questioning compliance with a market capitalization requirement of $4 million of non-affiliated stock holders for continued NASDAQ listing. The Company subsequently enlisted the help of an investor relations firm to assist in marketing its stock to the investment community. The Company believes that it now meets this requirement and, at the request of NASDAQ, has requested a hearing to confirm this compliance. As of the date of this report, the hearing has not been scheduled. However, after completing the analysis in producing the attached financial statements, it appears that the Company's net tangible assets as of September 30, 1998 will fall below the amount of $4 million required for continued listing on NASDAQ. The Company is currently engaged in acquisition and financing activities which the Company's management believes will restore the required level of net tangible assets. However, these activities have not been completed as of the date hereof and there can be no assurance that the Company will acquire sufficient net tangible assets tomaintain its NASDAQ National Market listing. In such event, the Company's stock might be listed for trading on the NASDAQ Small Cap market.

     Because of the lower price of the stock it is more difficult for the Company to raise funds in the capital markets and thus meet its financial obligations. As a result, the Company has entertained recent proposals for merger with other companies which should supply needed cash and/or strengthen the price of the stock. Notwithstanding a strengthening of the Company's stock price through merger and/or acquisition, the need remains to eliminate the causes of continual losses from operations and generate cash from operations. To accomplish this, the Company is in various stages of discussions on selling the Cable and MotoSat divisions which are considered by management to be the greatest sources of depletion of working capital and would require the most investment of working capital and time to transform them into contributors of positive cash flow.

     The Incirt division has recently gone from being a cash supplier to a cash consumer as a result of the Alaris contract expansion. This contract has low gross margins built into it yet requires additional overhead to sustain the higher volumes of sales. With the end of this short-term production expansion, the Company is directing its efforts to generating new customers. As of the date of this report, no firm commitments from new customers are in place.

     The PowerStream division which has consumed cash since its acquisition in fiscal year 1997 has now become a cash supplier to the Company due to sales to L3 which began is December of 1998.

     In summary, the Company continues to incur losses and suffers from inadequate cash flow. There can be no assurances that the Company will be able to obtain further funds from issuing equities as in fiscal year 1998. Management believes that a combination of new and more profitable sales contracts for the Incirt division, divesting the Company of the Cable and MotoSat divisions, recognition of sales from the L3 contract with PowerStream and acquisition and/or merger opportunities with other companies is necessary for the Company to build a strong financial foundation for future growth. The Company cannot, however, guarantee that any or all of the factors will occur in a timely manner.

Seasonality of business

     None of the segments of the Company is materially impacted by seasonal fluctuations on sales.

Backlog of orders

     The only material backlog of orders exists at the Incirt division in relation to the Alaris contract. The expansion of the contract with Alaris has created a backlog position for most of the year. The Company anticipates this backlog will be eliminated by the end of January, 1999 when the expansion of the contract will expire and production will be caught up. The cash flow restrictions mentioned earlier have contributed to the delay in resolving this backlog.

 Year 2000 Readiness

     In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products do not incorporate such date coding so the Company's efforts to address the Year 2000 issue fall in the following three areas: (i) the Company's information technology ("IT") systems; (ii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built in" such as embedded microcontrollers); and (iii) third-party suppliers. Management has initiated a program to prepare for compliance in these three areas and expects such program to be implemented and completed by June 1999. Costs will be expensed as incurred and currently are not expected to be material.

     The Company believes its current IT systems, with a few exceptions which are being addressed, are year 2000 compliant. The Company is currently conducting an inventory of non-IT systems which may have inadequate date coding and will commence efforts to remedy any non-compliant systems by the end of the first quarter of 1999. Third party suppliers and customers present a different problem in that the Company cannot control the efforts of such third parties. The Company anticipates requesting confirmations from third party suppliers that they are year 2000 compliant to avoid disruptions of services and supplies. However, any failure on the part of such companies with whom the Company transacts business to be year 2000 compliant on a timely basis may adversely affect the operations of the Company.

     The foregoing statements are based upon management's current assumptions

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      The financial statements and supplementary data are included beginning at page F1.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
PEN INTERCONNECT, INC

Report of Independent Certified Public Accountants                             1

Financial Statements

    Balance Sheets as of September 30, 1998 and 1997                           3

    Statements of Operations for the Years Ended
        September 30, 1998 and 1997                                            4

    Statement of Stockholders' Equity for the Years Ended
        September 30, 1998 and 1997                                            5

    Statements of Cash Flows for the Years Ended
        September 30, 1998 and 1997                                            6

    Notes to Financial Statements                                             10

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Pen Interconnect, Inc.


We have audited the accompanying balance sheets of Pen Interconnect, Inc. (a Utah Corporation), as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen Interconnect, Inc., as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and as of September 30, 1998, the Company's current liabilities exceeded its current assets by $1,714,606. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                             Grant Thornton LLP
Salt Lake City, Utah
January 12, 1999
                                      F-2

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                  September 30,


                                     ASSETS

                                                          1998            1997
                                                  --------------  --------------
CURRENT ASSETS
    Cash and cash equivalents ........................  $   657,777  $   272,148
    Receivables (Notes D and I)
       Trade accounts, less allowance for doubtful
         accounts of $108,575 in 1998 and $137,058
         in 1997 .....................................    3,350,970    2,093,056
       Current maturities of notes receivable
         (Notes C and E) .............................       35,675      357,006
    Inventories (Notes F and I) ......................    3,680,169    3,355,871
    Investments (Note C) .............................      242,739      400,000
    Prepaid expenses and other current assets ........      261,375      289,991
    Deferred income taxes (Note L) ...................       41,324      141,324
                                                        -----------  -----------

           Total current assets ......................    8,270,029    6,909,396
                                                        -----------  -----------


PROPERTY AND EQUIPMENT, AT COST
   (Notes I, J and K)
      Production equipment ...........................    2,624,513    2,418,368
    Furniture and fixtures ...........................      837,594      834,971
    Transportation equipment .........................       83,522       69,217
    Leasehold improvements ...........................      613,248      368,137
                                                        -----------  -----------
                                                          4,158,877    3,690,693
    Less accumulated depreciation ....................    1,680,266    1,303,063
                                                        -----------  -----------
                                                          2,478,611    2,387,630

OTHER ASSETS
    Notes receivable, less current maturities
      (Notes C and E) ................................        3,989      607,524
    Deferred income taxes (Note L) ...................      725,667    1,392,658
    Goodwill and other intangibles, net of accumulated
      amortization (Note Q) ..........................    2,031,685    2,287,146
    Investments (Note C) .............................      482,220         --
    Other ............................................       98,455      322,630
                                                        -----------  -----------

                                                          3,342,016    4,609,958
                                                        -----------  -----------

                                                        $14,090,656  $13,906,984
                                                        ===========  ===========

        The accompanying notes are an integral part of these statements.
                                      F-3

                             Pen Interconnect, Inc.

                                  September 30,


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       1998              1997
                                                 --------------   --------------
CURRENT LIABILITIES
    Notes payable (Note G) .......................  $       --     $    641,505
    Bridge loan (Note H) .........................          --          100,000
    Line of credit (Note I) ......................     4,064,361      2,237,690
    Subordinated debentures (Note P) .............     1,401,429           --
    Current maturities of long-term
      obligations (Notes I and J) ................     1,132,538        263,255
    Current maturities of capital leases (Note K)         69,621         66,464
    Accounts payable .............................     2,926,797      2,053,348
    Accrued liabilities ..........................       389,889        481,356
                                                    ------------   ------------

           Total current liabilities .............     9,984,635      5,843,618


LONG-TERM OBLIGATIONS, less current
   maturities (Notes I and J) ....................        51,965        681,722


CAPITAL LEASE OBLIGATIONS,
   less current maturities (Note K) ..............        22,333         70,889

DEFERRED INCOME TAXES (Note L) ...................       165,755        165,755
                                                    ------------   ------------

           Total liabilities .....................    10,224,688      6,761,984

COMMITMENTS AND CONTINGENCIES (Notes K, M and N) .          --             --

STOCKHOLDERS' EQUITY (Notes C, I, M and P)
    Preferred stock, $0.01 par value,
     authorized 5,000,000 shares, none issued ....          --             --
    Common stock,$0.01 par value,
     authorized 50,000,000 shares; issued and
     outstanding 5,018,437 shares in 1998
     and 4,072,863 shares in 1997 ................        50,184         40,729
    Additional paid-in capital ...................    10,890,022      8,733,126
    Accumulated deficit ..........................    (7,074,238)    (1,628,855)
                                                    ------------   ------------

           Total stockholders' equity ............     3,865,968      7,145,000
                                                    ============   ============

                                                    $ 14,090,656   $ 13,906,984
                                                    ============   ============



        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS

                            Year ended September 30,


                                                        1998             1997
                                                ---------------  ---------------
Net sales (Note D) .............................   $ 17,091,432    $ 18,238,460
Cost of sales ..................................     15,892,456      17,493,122
                                                   ------------    ------------
                                                   ------------    ------------

           Gross profit ........................     1,1,98,976         745,338

Operating expenses
    Sales and marketing ........................        565,185         807,207
    Research and development ...................        550,843         260,554
    General and administrative .................      2,357,875       1,925,710
    Abandoned lease fees (Note C) ..............         16,000         211,226
    Asset impairment charges (Notes Q and R) ...        570,765            --
    Depreciation and amortization ..............        675,753         454,886
                                                                   ------------
                                                                   ------------

           Total operating expenses ............      4,736,421       3,659,583
                                                   ------------    ------------

           Operating loss ......................     (3,537,445)     (2,914,245)

Other income (expense)
    Interest expense (Note P) ..................     (1,100,717)       (612,143)
    Gain on sale of division (Note C) ..........           --           611,912
    Other income (expense) net .................        (39,361)         69,393
                                                   ------------    ------------

                                                     (1,140,078)         69,162
                                                   ------------    ------------

           Loss before income taxes ............     (4,677,523)     (2,845,083)

Income tax expense (benefit) (Note L) ..........        767,860      (1,109,600)
                                                   ------------    ------------

           NET LOSS ............................   $ (5,445,383)   $ (1,735,483)
                                                   ============    ============


Loss per common share (Note O)
    Basic ......................................   $      (1.24)   $      (0.54)
    Diluted ....................................          (1.24)          (0.54)

Weighted-average common and dilutive
   common equivalent shares outstanding
      Basic ....................................      4,397,490       3,213,089
    Diluted ....................................      4,397,490       3,213,089



        The accompanying notes are an integral part of these statements.

                                      F-5

                                                       Pen Interconnect, Inc.

                                                  STATEMENT OF STOCKHOLDERS' EQUITY

                                               Years ended September 30, 1998 and 1997


                                                                                            Retained
                                                                                            earnings
                                                   Common Stock            Additional       (accumu-
                                            --------------------------
                                               Number                        paid-in          lated
                                             of shares       Amount          capital         deficit)          Total
                                            ------------   -----------   --------------   --------------  ---------------
                                            ------------   -----------   --------------                   ---------------

Balances at October 1, 1996 ................  3,033,407   $     30,334   $   7,431,669     $    106,628   $   7,568,631

Common stock issued in acquisition
 (Note C)...................................     150,000          1,500         223,500                -         225,000

Contingent common stock issued in
   acquisition (Note C)......................     55,568            556          82,796                -          83,352

Common stock issued in payment of notes
   payable..................................     88,888            889         103,111                -         104,000

Common stock issued upon exercise of
   warrants (Note M)........................    745,000          7,450         892,050                -         899,500

Net loss....................................          -              -               -       (1,735,483)     (1,735,483)
                                            ------------   -----------   --------------   --------------- ---------------

Balances at September 30, 1997............    4,072,863         40,729       8,733,126       (1,628,855)      7,145,000

Common stock issued as
   compensation...........................       10,833            108          28,953                -          29,061

Common stock issued upon
 conversion of subordinated
 debentures (Note P)......................      689,332          6,893         993,107                -       1,000,000

Common stock issued upon exercise of
   warrants (Note M).......................     245,000          2,450         487,549                -         489,999

Favorable conversion feature of
   subordinated debentures (Note P)........           -              -         639,623                -         639,623

Common stock issued as interest on
   subordinated debentures (Note P)........         409              4           7,664                -           7,668

Net loss...................................           -              -               -       (5,445,383)     (5,445,383)
                                             ============   ===========   ==============   ==============  ===============

Balances at September 30, 1998.............   5,018,437   $     50,184  $   10,890,022   $   (7,074,238) $    3,865,968
                                            ============   ===========   ==============   ==============  ===============


                                   The accompanying notes are an integral part of this statement.
                                                                F-8

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                            Year ended September 30,


                                                       1998            1997
                                                 --------------  --------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
   Net loss .................................   $   (5,445,383) $ (1,735,483)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization ........         675,753      454,886
       Amortization of favorable conversion feature
          on subordinated debentures charged to
          interest expense ..................         541,052         --
       Allowance for bad debts ..............         (28,482)    (118,339)
       Allowance for obsolete inventory .....         634,497       16,641
       Deferred income taxes ................         766,991   (1,068,227)
       Loss on disposal of property and equipment      (2,779)        --
       Asset impairment charges .............         570,765         --
       Stock issued in payment of compensation         29,061         --
       Stock issued in payment of interest ..           7,668         --
       Gain on sale of division .............            --       (611,912)
       Changes in assets and liabilities
           Trade accounts receivable ........      (1,269,432)   1,624,593
           Inventories ......................        (958,795)   1,187,444
           Prepaid expenses and other current asset  (168,165)      62,929
           Other assets .....................          30,760     (240,362)
           Accounts payable .................         873,449     (793,139)
           Accrued liabilities ..............         (91,467)    (722,971)
           Income taxes .....................            --        228,341
                                                   ----------     ----------

              Total adjustments .............       1,610,876       19,884
                                                  ----------       ----------

              Net cash used in
                operating activities ........      (3,834,507)     (1,715,599)
                                                  ----------       ----------

Cash flows from investing activities
   Purchase of property and equipment .......        (449,814)    (243,097)
   Issuance of notes receivable .............            --        (49,730)
   Collection on notes receivable ...........          24,866        5,616
   Proceeds from sale of investments ........         395,690         --
                                                   ----------      ----------

              Net cash used in
                investing activities ........        (29,258)     (287,211)
                                                  ----------      ----------

                                   (Continued)

                             Pen Interconnect, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED

                            Year ended September 30,


                                                           1998            1997
                                                   --------------  -------------
    Cash flows from financing activities
       Proceeds from notes payable .................         --         902,469
       Principal payments on notes payable .........     (641,505)     (144,244)
       Principal payments on bridge loans ..........     (100,000)         --
       Proceeds from issuance of subordinated
        debentures.................................     2,500,000          --
       Net change in line of credit ................    1,826,671    (2,732,174)
       Proceeds from long-term obligations .........      500,000     1,000,000
       Principal payments on long-term obligations .     (260,474)     (128,390)
       Principal payments on capital leases ........      (65,297)         --
       Proceeds from sale of division ..............         --       2,000,000
       Exercise of warrants ........................      489,999       899,500
       Stock issued in acquisition of assets .......         --         308,352
                                                      -----------   -----------

                  Net cash provided by
                    financing activities ...........    4,249,394     2,105,513
                                                      -----------   -----------
                                                      -----------   -----------

                  Net increase in cash
                    and cash equivalents ...........      385,629       102,703

Cash and cash equivalents at beginning of year .....      272,148       169,445
                                                      ===========   ===========

Cash and cash equivalents at end of year ...........  $   657,777   $   272,148
                                                      ===========   ===========


Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest ....................................  $   605,627   $   627,522
       Income taxes ................................          869           800


Noncash investing and financing activities

Favorable conversion feature of subordinated debentures

As discussed in Note P - Subordinated Debentures, the Company recognized charges related to the favorable conversion feature of the subordinated debentures issued during fiscal 1998. The favorable conversion feature was recognized as a deferred charge against the subordinated debenture balance with an offset to additional paid-in capital. The deferred charge is being amortized over a period corresponding to the time restrictions on conversion of the debentures into stock. The amortization of the favorable conversion feature is recognized as interest expense. At September 30, 1998, recognition of the favorable conversion feature and subsequent amortization has resulted in a $541,052 increase in interest expense, a $98,571 decrease in subordinated debentures, and a $639,623 increase in additional paid-in capital.

                                   (Continued)

                             Pen Interconnect, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended September 30, 1998 and 1997


Noncash investing and financing activities - continued

Conversion of subordinated debentures and notes payable

During fiscal 1998, convertible debentures in the amount of $1,000,000 were converted into 689,332 shares of common stock.

During fiscal 1997, 88,888 shares of common stock were issued in payment of notes.

Notes receivable and investments

During fiscal 1998, the Company received stock in another company with a guaranteed value of $1,024,000 as satisfaction for $900,000 of notes receivable, $84,000 of accrued interest, and $40,000 of accounts receivable.

Acquisition of PowerStream Technology, Inc.

Effective April 1, 1997, the Company acquired substantially all of the assets and assumed certain liabilities of PowerStream Technology, Inc., in exchange for 150,000 shares of the Company's common stock, valued at $1.50 per share (Note
C). Assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

Accounts receivable, net ......................................       $  20,432
       Inventories, net .......................................           5,900
       Prepaid expenses and other current assets ..............             603
       Furniture and equipment ................................          53,325
       Account payable ........................................        (169,315)
       Accrued liabilities ....................................        (402,861)
       Long-term obligations ..................................         (32,198)
                                                                      ---------
       Liabilities assumed, net ...............................        (524,114)
       Plus stock issued (150,000 shares
       @ $1.50 per share) .....................................         225,000
                                                                      =========
       Excess purchase price over net assets
        acquired allocated to goodwill
                                                                      $ 749,114
                                                                      =========

                                   (Continued)


                             Pen Interconnect, Inc.

                      STATEMENTS OF CASH FLOWS - CONTINUED

                     Years ended September 30, 1998 and 1997


Noncash investing and financing activities - continued

Sale of Division

On November 1, 1996, the Company sold substantially all of the assets and liabilities of its San Jose Division (Note C). Assets and liabilities sold were as follows:
Accounts receivable, net ......................                     $   680,420
Inventories ...................................                       1,644,336
Prepaid expenses ..............................                          34,177
Other assets ..................................                          26,099
Property and equipment ........................                         638,373
Accounts payable ..............................                        (277,429)
Accrued liabilities ...........................                         (35,373)
Capital leases ................................                         (22,515)
                                                                       ---------
Assets sold, net ..............................                       2,688,088
Less noncash consideration received
    Notes .....................................      $   900,000
    Stock .....................................          400,000       1,300,000
Cash received .................................                        2,000,000
                                                                      =========

Gain on sale of division ......................                     $   611,912
                                                                       =========

Pro forma data. The following unaudited pro forma summary represents the results of operations as if the disposition of the San Jose Division had occurred at the beginning of the period presented, and does not purport to be indicative of what would have occurred had the transaction actually occurred on that date, or of results which may occur in the future. The pro forma weighted shares are reported as if outstanding at the beginning of the period.


                                                                Fiscal year
                                                                   ended
                                                            September 30, 1997
                                                              (in thousands
                                                             except per share
                                                                 amount)
                                                            -------------------
Net sales                                                       $ 17,955
Operating income (loss)                                           (2,931)
Net loss                                                          (2,347)
Loss per share - basic                                             (0.73)
Weighted shares outstanding                                        3,213



        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A  summary  of  the  significant   accounting  policies  applied  in  the
       preparation of the accompanying financial statements follows:

       1.   Business activity

       Pen Interconnect, Inc. (the Company) was incorporated on September 30, 1985, in the State of Utah. The Company is a total interconnection solution provider offering internal and external custom cable and harness interconnections, mobile satellite equipment, electronic manufacturing services industry (EMSI) manufacturing (circuit board assembly) and custom design and manufacturing of battery chargers, power supplies and uniterrupted power supply (UPS) systems for original equipment manufacturers ("OEMs") in the computer, peripherals, telecommunications, instrumentation, medical and testing equipment industries. The Company's products connect electronic equipment, such as computers, to various external devices (such as video screens, printers, external disk drives, modems, telephone jacks, peripheral interfaces and networks) and connect devices to one another within the equipment (such as power supplies, computer hard drives and PC cards). Most of the Company's sales consist of custom cable interconnections and printed circuit boards. The Company's customers include OEMs of computers including mainframes, desktops, notebooks, pens and palmtops, as well as, OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, instrumentation and testing equipment.

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

       Property and equipment are depreciated over their estimated useful lives. Leasehold improvements and assets financed under capital leases are amortized over their estimated useful lives or the lease term, whichever is shorter. Depreciation and amortization are calculated using straight-line and accelerated methods over the following estimated useful lives:

                                                                 Years
                                                             -------------
                   Production equipment                         5-10
                   Furniture and fixtures                          7
                   Transportation equipment                     5-10
                   Leasehold improvements                        7-10

       4.   Goodwill and other intangibles

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

       5.   Income taxes

       The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

       6.   Revenue recognition

       Revenue is recognized when products are shipped.

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

       9.   Research and development

       Research and development costs are expensed as incurred.

       10.  Earnings (loss) per common share

       The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 established new standards for computing and presenting earnings per share (EPS). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. The EPS for prior periods have been restated as required by SFAS No. 128.

       11.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Estimates also affect the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Such estimates of significant accounting sensitivity include the allowance for doubtful accounts and the allowance for inventory overstock or obsolescence, and the estimated useful lives of goodwill and other intangibles.

       On an ongoing basis, management reviews such estimates, and if necessary, makes changes to them. The effect of changes in estimates are reflected in the financial statements in the period of the change. Management believes the estimates used in determining carrying values of assets as of the respective balance sheet dates were reasonable at the dates the estimates were made. During 1998 adjustments to certain estimates were recognized.

       12.  Accounting standards not yet adopted

       Comprehensive income

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses, that bypass the statement of operations and are reported directly in a separate component of equity. Other comprehensive income includes, for example foreign currency items, minimum pension liability adjustments, and unrealized gains and losses of certain investment securities. SFAS No. 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior period financial statements presented for comparative purposes. Adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial statements.

       Disclosure of segments

       Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of the Enterprise and Related Information." This statement requires an entity to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources. This statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior period financial statements presented for comparative purposes. Adoption of SFAS No. 131 will not have an effect on the Company's financial position or results of operations, but will result in disclosures about the Company's products and services not previously required.

       13.  Fair value of financial instruments

       SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Because of the unique aspects of the subordinated debentures and long-term debt fair values cannot readily be determined.

       14.  Stock options

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under APB 25, because the exercise price of the Company's options equals or exceeds the market price of the underlying shares on the date of grant, the Company does not recognize any compensation expense.

       15.  Reclassifications

       Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

NOTE B - FINANCIAL RESULTS AND LIQUIDITY

       The Company has incurred net losses of $5,445,383, $1,735,483, and $709,010 in 1998, 1997, and 1996, respectively. In addition, the Company has a working capital deficit of $1,714,606 as of September 30, 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

       Although net sales of the Cable division had been declining over the last few years, the Company believed that these declines would stabilize. However, the Company's 1998 results produced weaker than anticipated results, including disappointing sales performance for the Cable and MOTO-SAT divisions. The Company's operations continued to generate operating losses and to use rather than provide cash flow. This has caused the Company to be in violation of certain of its debt covenants. The Company has issued debentures and increased other borrowings to provide working capital to help meet current obligations. However, the Company still currently does not generate enough cash to fund operations, and opportunities to supplement cash from capital markets are diminishing.

       The Company has formulated plans to satisfy its cash flow requirements. Management's plans include the following:

           1. Taking advantage of opportunities to divest of unprofitable divisions.
           2. Pursuing possibilities to obtain new and more profitable sales contracts.
           3. Negotiating acquisition and/or merger opportunities with other companies.
           4.  Aggressively reducing corporate overhead costs.
           5.  Renegotiating its credit facility with its primary lender.

       In connection with their plans, the Company and its major lender have agreed to restructure its loan agreement, including the loan covenants. In addition, management has secured new contracts for the PowerStream and InCirT divisions.

       Management has also negotiated with various individuals and companies for the sale of the MOTO-SAT and Cable divisions. Management has also actively negotiated mergers and/or acquisitions with other companies to help bring additional financing resources, new and more profitable sales contracts, and additional profitable sales from existing contracts to the Company. (Note R)

       There can be no assurance that the Company will be successful in its attempt to consummate any of the above strategic alternatives.

NOTE C - ACQUISITIONS/DISPOSITIONS

       PowerStream Technology

       Effective April 1, 1997, the Company acquired substantially all of the assets, and assumed certain liabilities and the operations, of PowerStream Technology, Inc. ("PowerStream") by issuing 150,000 shares of common stock valued at $1.50 per share. PowerStream is a research and development company specializing in power recharging devices and power supply products. In addition, the Company entered into a five year Employment Agreement with the President of PowerStream who, the Company believes, is an expert in the area of power recharging devices and power supply products. This transaction was accounted for using the purchase method of accounting. Accordingly, the purchased assets and liabilities have been recorded at their fair value at the date of acquisition and the excess purchase price over fair value of net tangible assets acquired of $749,114 is being amortized over 15 years. The results of operations of the acquired business have been included in the financial statements since the effective date of acquisition.

       Sale of San Jose Division

       Effective November 1, 1996, the Company sold substantially all of the net assets used by the San Jose Division ("Division") to Touche Electronics, Inc. ("Touche"), a subsidiary of TMCI Electronics, Inc. ("TMCI"). The sale price for the net assets of the Division was $3,300,000; consisting of $2,000,000 in cash, $900,000 in promissory notes, and 53,669 shares of TMCI common stock with an agreed upon guaranteed value of $400,000. In addition, the Company had the right to receive up to $700,000 in contingent earnouts for a potential total sale price of $4,000,000. The Company originally purchased the Division in March 1995, for approximately $2,100,000. As part of the transaction, Touche and TMCI also assumed certain liabilities associated with the operations of the Division.

       In February 1997, TMCI filed a notice of demand for rescission of the purchase and sale of the Division. The Company filed a counterclaim against TMCI in May 1997, alleging that TMCI had defaulted in its obligations under the promissory notes. The disputes were subsequently submitted to arbitration in August 1997. In December 1997, the Company and TMCI entered into a Settlement and Release Agreement (the "Settlement Agreement"), releasing each other of any and all respective claims the parties may have had against each other. The Settlement Agreement provided, in part, that TMCI issue to the Company, 137,390 shares of TMCI's common stock (the "Settlement Stock"). The Settlement Stock is guaranteed to have a minimum value of $7.4532 per share. In the event the Settlement Stock is sold at less than that amount, TMCI is obligated to pay to the Company the difference between the sales price and the guaranteed value. During 1998, the Company sold shares of settlement stock at a price below the minimum value. TMCI reimbursed the Company for the difference between the sales price and the guaranteed value. At September 30, 1998, TMCI stock had a quoted market price of $2.25 per share. Based upon the market price of TMCI stock and consideration of realizability of the guaranteed minimum value per share, the carrying value of the investment was reduced by approximately $300,000 as of September 30, 1998.

       In addition, the Company entered into a long-term building lease agreement several months prior to the sale of the San Jose Division with the intention of relocating the operations. This lease was not sold as part of the above sale and required fees of $227,226 for abandonment of the lease. Abandoned lease fees of $16,000 and $211,226 were recognized in fiscal years 1998 and 1997, respectively.


NOTE D - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

       Financial instruments, which potentially subject the Company to credit risk, consist primarily of trade accounts receivable. The Company sells to customers in the computer, computer peripheral, telecommunications, instrumentation, and medical and testing equipment industries located throughout the United States. Sales have historically been concentrated with several large original equipment manufacturers (OEMs) on a turnkey basis. To reduce credit risk the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The majority of its trade receivables are unsecured. Allowances are maintained for potential credit losses. The resulting losses have been insignificant to date and have been within management's expectations.

       Revenue from shipments to the largest customers (representing over ten percent of sales in fiscal 1998) were 59 percent and 24 percent of sales (15 percent, 14 percent and 12 percent of sales in fiscal 1997).

       At September 30, 1998, the Company had accounts receivable due from the above largest customers representing approximately 75 percent of trade receivables (50 percent at September 30, 1997). Remaining trade accounts receivable at September 30, 1998, were due from a variety of other customers under normal credit terms.


NOTE E - NOTES RECEIVABLE

       Notes receivable consist of the following:
                                                         1998            1997
                                                    -------------   ------------

10% note  receivable from a company,
    due in monthly  payments of $1,500
   including interest, collateralized by
   inventory, accounts receivable,
   machinery, and equipment                                $33,377       $35,775

10% note  receivable from a company,
    due in monthly  payments of $1,297
   including interest, collateralized by
   inventory, accounts receivable,
   machinery, and equipment                                  6,287         8,124

12%   notes  receivable  from two  companies,
     due in  monthly payments aggregating
     $1,000 including interest                                --           5,882



NOTE E - NOTES RECEIVABLE - CONTINUED

                                                                                   1998            1997
                                                                              -------------   ------------

         Note receivable  from a company at prime plus .5% (9% at September  30,
            1998), due in monthly payments of $10,417 including interest, with a balloon payment on October 31, 1999,  secured by security  agreement and the personal guaranty of the owner and principal  stockholder of the company. This note was exchanged for shares of stock
            during 1998 (Note C)                                                         -         500,000

         Note receivable  from a company at prime plus .5% (9% at September  30,
            1998),  due in  monthly  payments  of  $16,667  including  interest, secured by security agreement and the personal guaranty of the owner and principal  stockholder  of the company.  This note was exchanged for shares of
            stock during 1998 (Note C)                                                   -         400,000

         10% note receivable from officers/stockholders,
            due in monthly payments of $1,500 including interest                         -          14,749
                                                                              -------------   ------------
                                                                                    39,664         964,530
         Less current maturities                                                    35,675         357,006
                                                                              -------------   ------------
                                                                              =============   ============
                                                                             $       3,989   $     607,524
                                                                              =============   ============



NOTE F - INVENTORIES

       Inventories consist of the following:
                                                                                   1998            1997
                                                                              -------------    -------------
         Raw material                                                        $   3,070,958    $   2,714,763
         Work-in-process                                                         1,391,664          736,928
         Finished goods                                                             35,572           87,708
                                                                              -------------    -------------
                                                                                 4,498,194        3,539,399
         Less allowance for obsolete inventory                                    (818,025)        (183,528)
                                                                              -------------    -------------
                                                                              =============    =============
                                                                             $   3,680,169    $   3,355,871
                                                                              =============    =============


NOTE G - NOTES PAYABLE

       Notes payable at September 30, 1997, consisted of trade payables to vendors converted to notes totaling $641,505, payable in semi-monthly amounts of approximately $147,000, with interest at 9.5 percent per annum. The notes were paid in full during fiscal 1998.


NOTE H - BRIDGE LOAN

       At September 30, 1997, the Company had one note payable to an individual for $100,000 with interest at 8 percent per annum, which was due and paid in full in November 1997.


NOTE I - CREDIT FACILITY

       On  September  4,  1997,  the  Company  completed  a four year  financing agreement  with  a bank  for  $6,300,000.  The  agreement  consists  of a
       $5,000,000  revolving  credit line and two term loans for $800,000 ("Loan
       A") and $500,000 ("Loan B"),  respectively.  The revolving credit loan is at prime  plus  1.75  percent  (10  percent  at  September  1998)  and is collateralized by accounts receivable and inventory. Loan A is at a fixed rate of 10.16 percent and is  collateralized  by machinery and equipment.
       Loan B is at a fixed  rate of  10.32  percent  and is  collateralized  by machinery and equipment of the Company and personal guarantees of certain officers  of the  Company.  This  agreement  requires  that  the  Company maintain  certain  financial  ratios,  meet  specific  minimum  levels of
       earnings   and  net   worth;   restricts   employee   advances,   capital
       expenditures,  compensation,  and additional indebtedness;  and restricts the payment of dividends.  This new line of credit  replaced the previous
       $6,000,000  revolving line of credit. The Company has borrowed $4,064,361 under  the new line of  credit  at  September  30,  1998  ($2,237,690  at
       September 30, 1997).

       At times, including at September 30, 1998, the Company has been in violation of certain of the covenants of this credit facility. At
       September 30, 1998, the Company has notified the lender of the violations and is negotiating modifications to the loan agreement with the lender.
       As of September 30, 1998, the Company has not received a waiver from the lender and all obligations under this credit facility are payable on demand of the lender and are classified as current liabilities in the balance sheet.


NOTE J - LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following:

                                                                                   1998            1997
                                                                              -------------   ------------

         Note  to an  individual  with  interest  imputed  at 10%  per
            annum, payable in monthly payments of $2,500                     $      80,104   $     100,604




NOTE J - LONG-TERM OBLIGATIONS - CONTINUED

                                                                                   1998            1997
                                                                              -------------   ------------

         10.16%  note  to  a  financial  institution,   payable  in  48  monthly
            installments  of $16,667 plus interest,  maturing on August 1, 2001, collateralized by substantially all of
            the Company's property and equipment (Note I)                          599,996         800,000

         10.32%  note  to  a  financial  institution,   payable  in  48  monthly
            installments  of $10,417 plus interest,  maturing on August 1, 2002, collateralized  by substantially  all of the Company's  property and equipment and personal
            guarantees of certain officers of the Company (Note I)                 489,583               -

         11.25% note to a financial institution, payable in monthly installments of $375, including interest, collateralized by personal residence of the president of the PowerStream
            Division                                                                 3,100          31,653

         Noninterest-bearing  note  to  a  parts  vendor,  payable  in
            monthly installments of $1,000, past due                                11,720          12,720
                                                                              -------------   ------------
                                                                                 1,184,503         944,977
         Less current maturities                                                 1,132,538         263,255
                                                                              -------------   ------------
                                                                              =============   ============

                                                                             $      51,965   $     681,722
                                                                              =============   ============

       Maturities of long-term obligations are as follows:

         Year ending September 30,
             1999                                                            $   1,132,538
             2000                                                                   25,972
             2001                                                                   25,993
             Thereafter                                                                  -
                                                                              =============

                                                                             $   1,184,503
                                                                              =============



NOTE K - LEASES

       1.   Operating leases

       The Company  conducts a portion of its  operations  in leased  facilities under noncancelable  operating leases expiring through 2003. In addition,
       the  Company  leases  equipment  under  noncancelable   operating  leases
       expiring  through  2000.  The minimum  future  rental  commitments  under operating leases are as follows:

         Year ending September 30,                             Facilities       Equipment        Total
                                                              -------------  ---------------  -------------
             1999                                            $     367,083  $      191,410   $    558,493
             2000                                                  367,083          47,380        414,463
             2001                                                  349,933               -        349,933
             2002                                                  337,683               -        337,683
             2003                                                  337,683               -        337,683
             Thereafter                                                  -               -              -
                                                              =============  ===============  =============

                                                             $   1,759,465  $      238,790   $  1,998,255
                                                              =============  ===============  =============


       The  leases  generally   provide  that  property  taxes,   insurance  and
       maintenance  expenses are obligations of the Company. It is expected that in the normal  course of business,  operating  leases that expire will be renewed or replaced by leases on other properties. Rental expense for all operating  leases was $565,490 and $570,486 for the years ended September
       30, 1998 and 1997, respectively.

       2.   Capital leases

       Maturities of capital lease obligations are as follows:

          Year ending September 30,
              1999                                                     $      76,165
              2000                                                            23,916
              Thereafter                                                           -
                                                                        -------------

          Total minimum lease payments                                       100,081

          Less amount representing interest                                    8,127
                                                                        -------------

          Present value of net minimum lease payments                         91,954

          Less current portion                                                69,621
                                                                        -------------
                                                                        =============

                                                                       $      22,333
                                                                        =============

       Included in property and equipment is $295,637 of equipment under capital leases at September 30, 1998. The related accumulated amortization is $203,683.

NOTE L - INCOME TAXES (BENEFIT)

       Income tax expense (benefit) consists of the following:
                                                                           1998            1997
                                                                      -------------   --------------
          Current
              Federal                                                $     (36,106)  $     (36,067)
              State                                                         20,748          (5,306)
                                                                      -------------   --------------

                                                                           (15,358)        (41,373)
          Deferred
              Federal                                                      387,584        (931,233)
              State                                                        229,010        (136,994)
                                                                      -------------   --------------

                                                                           616,594      (1,068,227)
                                                                      -------------   --------------

                                                                     $     601,236   $  (1,109,600)
                                                                      =============   ==============

Reconciliation of income taxes (benefit) computed at the federal statutory rate of 34 percent is as follows:

                                                                           1998            1997
                                                                      -------------   -------------
          Federal income taxes at statutory rate                     $     635,999   $    (967,300)
          State income taxes, net of federal tax benefit                   (34,763)       (142,300)
                                                                      =============   =============

          Income taxes                                               $     601,236   $  (1,109,600)
                                                                      =============   =============

       Deferred tax assets and liabilities consist of the following:
                                                                           1998            1997
                                                                      -------------   -------------
          Deferred tax assets (liabilities)
              Accumulated depreciation                               $    (171,852)  $    (165,755)
              Net operating loss                                         3,183,720       1,392,658
              Reserve for inventory obsolescence                           316,731          71,576
              Allowance for doubtful accounts                              138,411          53,453
              Reserve for warranties                                             -          10,182
              Write off of goodwill                                         37,833               -
              Impairment of investment                                     117,454               -
              Amortization of intangibles                                   (2,910)              -
              Reserve for vacation                                          12,785           6,113
                                                                      -------------   -------------
                 Deferred tax asset                                      3,632,172       1,368,227
              Valuation allowance                                       (3,030,936)              -
                                                                      =============   =============

          Net deferred tax asset                                     $     601,236   $   1,368,227
                                                                      =============   =============



NOTE L - INCOME TAXES (BENEFIT) - (CONTINUED)

       The Company has sustained net operating losses in each of the periods presented. Deferred tax assets or income tax benefits were recorded in both 1998 and 1997 for net deductible temporary differences or net operating loss carryforwards. The likelihood of realization of the related tax benefits cannot be fully established. A valuation allowance has been recorded in 1998 to reduce the 1997 net deferred tax asset. The decrease in the valuation allowance was $601,236 and $0 for the years ended September 30, 1998 and 1997, respectively.

       As  of  September  30,  1998,   the  Company  had  net   operating   loss
       carryforwards  for tax  reporting  purposes of  approximately  $7,737,000 expiring in various years through 2019.

NOTE M - STOCK OPTION PLAN

       The Company has a Stock Option Plan (the Plan). The Plan provides for the granting of both Incentive Stock Options (ISOs) or NonQualified Options
       (NQOs) to purchase shares of common stock. ISOs are granted at not less than market value on the date of grant whereas NQOs may be granted at not less than 85 percent of market value on the date of the grant. Options may be granted under the Plan to all officers, directors, and employees of the Company. In addition, NQOs may be granted to other parties who perform services for the Company.

       The Company also issues warrants in conjunction with various transactions with third parties.

       The   Company   accounts   for  the  Plan   under  APB  25  and   related
       interpretations.  Accordingly,  since all options  granted under the Plan were  granted  at or in excess of fair  market  value of the stock on the date of the grant,  no  compensation  costs have been  recognized  in the accompanying financial statements for options granted under the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates for awards under the Plan  consistent with the method prescribed by FAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated
       below:

          Fiscal Year ended September 30,                             1998               1997
          -------------------------------
                                                                ----------------   ---------------
          Net loss
              As reported                                      $    (5,445,383)   $    (1,735,483)
              Pro forma                                             (6,112,600)        (3,185,595)

          Loss per common share
              As reported - basic                              $         (1.24)   $         (0.54)
              Pro forma - basic                                          (1.39)             (0.99)



NOTE M - STOCK OPTION PLAN - CONTINUED

       The fair value of these options and warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: expected volatility of 79.07 and 68.08 percent; risk-free interest rate of 5.26 and 6.35 percent; and expected life equal to the actual life for both periods. The weighted-average fair value of options and warrants granted was $0.83 for both 1998 and 1997.

       The following is a summary of the activity relating to options and warrants through September 30, 1998:

                                                                                            Weighted-average
                                                             Warrants and                      exercise
                                                             stock options    Exercise          price
                                                                                price
                                                              ------------  --------------   -------------
                Outstanding at October 1, 1996                 3,105,000      $ 6.00-6.50          $ 6.46
                   Granted                                     3,668,000        1.38-3.00            1.87
                   Canceled                                     (154,000)            6.00            6.00
                   Exercised                                    (550,000)       1.75-2.00            1.88
                                                             ------------
                Outstanding at September 30, 1997              6,069,000        1.38-6.50            4.18
                   Granted                                     2,305,000        1.45-6.00            1.83
                   Canceled                                      (59,000)       1.38-6.00            1.83
                   Exercised                                    (245,000)            2.00            2.00
                                                             ------------
                Outstanding at September 30, 1998              8,070,000        1.38-6.50            3.55
                                                             ============

                Exercisable at September 30, 1998              7,745,800      $ 1.38-6.50          $ 3.60
                                                             ============


       The  following  table   summarizes   information   concerning   currently
outstanding options and warrants:


                        Options and Warrants Outstanding:

                                                    Weighted-Average
                   Range of                       Remaining Contractual
                Exercise Prices     Number             Life (Years)        Weighted-Average
                                  Outstanding                               Exercise Price
                                  -----------                               --------------
                  $  1.38-1.45       1,895,500            4.35                 $ 1.42
                     2.00-2.75       3,195,000            5.55                   2.12
                          3.00          32,500            3.64                   3.00
                     6.00-6.50       2,947,000            2.17                   6.48
                                     ---------
                                     8,070,000




NOTE M - STOCK OPTION PLAN - CONTINUED

       The  following  table   summarizes   information   concerning   currently
exercisable options and warrants:

                        Options and Warrants Exercisable:

                                                     Weighted-Average
                   Range of                       Remaining Contractual
                Exercise Prices     Number             Life (Years)        Weighted-Average
                                  Exercisable                               Exercise Price
                                  -----------                               --------------
                  $  1.38-1.45       1,707,500            4.45                 $ 1.42
                     2.00-2.75       3,143,000            5.56                   2.12
                          3.00           6,500            3.64                   3.00
                     6.00-6.50       2,888,800            2.17                   6.49
                                     ---------
                                     7,745,800


NOTE N - COMMITMENTS AND CONTINGENCIES

       1.   Employment agreements

       The Company has entered into agreements with eight key employees and officers which provide for annual salaries and incentive bonuses. Incentive bonuses are calculated as a percentage of gross profits and/or sales of the Company.

       Annual salaries under these employment agreements, in the aggregate, are as follows:

         Year ending September 30,
             1999                                             $    548,000
             2000                                                  515,000
             2001                                                  485,000
             2002                                                  295,000
             2003                                                  170,000
             Thereafter                                              -
                                                                  ============
                                                                 $  2,013,000
                                                                 ============

       2.   Litigation

       From time to time the Company is engaged in various lawsuits or disputes as plaintiff or defendant arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these matters will not have a material impact on the Company's financial position or results of operations.

NOTE O - EARNINGS (LOSS) PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and requires companies to report both "basic" and "diluted" earnings per share. "Basic" earnings per share do not include the addition of common stock equivalents to the shares outstanding. "Diluted" earnings per share require the addition of common stock equivalents to the shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. This statement replaces Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share." The effect of adopting SFAS No. 128 did not materially effect the Company's earnings per share. The following data show the amounts used in computing earnings (loss) per common share, including the weighted-average number of shares and dilutive potential common shares.

                                                       Year ended September 30,
                                                   ----------------------------
                                                         1998            1997
                                                    ==============   ===========

Loss applicable to common stock ................    $(5,445,383)    $(1,735,483)
                                                    ===========     ===========

Common shares outstanding during the
   entire period ...............................      4,072,863       3,033,407

Weighted-average common shares issued
   during the period ...........................        324,627         179,682
                                                    -----------     -----------

Weighted-average number of common
   shares used in basic EPS ....................      4,397,490       3,213,089

Dilutive effect of stock options
   and warrants ................................           --              --
                                                    ===========     ===========

Weighted-average number of common
   shares and dilutive potential common
   stock used in diluted EPS ...................      4,397,490       3,213,089
                                                    ===========     ===========


       For the years ended September 30, 1998 and 1997, all of the options and warrants that were outstanding, as described in Note M, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

NOTE P - SUBORDINATED DEBENTURES

       On June 16, 1998, the Board of Directors of the Company approved the issuance of up to $1,000,000 of three percent convertible debentures (the "Debentures") with a maximum term of 24 months. The Debentures will mature, unless earlier converted by the holders, into shares of common stock of the Company. The Company has agreed to file a registration statement with the United States Securities and Exchange Commission with respect to the common stock of the Company into which the Debentures may be converted.

       The Debentures are convertible by the holders thereof into the number of shares of common stock equal to the face amount of the Debentures being converted divided by the lesser of (i) eighty percent (80 percent) of the closing bid price of the Company's common stock as reported on the NASDAQ Small Cap market on the day of conversion, or (ii) $2.75. The Debentures may be converted in three equal installments beginning on the earlier of
       (i) the 75th day of their issuance, and continuing through the 135th day of their issuance, or (ii) the day following the effective date of the Registration Statement, through the 60th day following the effective date of the Registration Statement. The Company may cause the Debentures to be converted into shares of common stock after the 110th day following the effective date of the Registration Statement, if the common stock has traded at or above $5.50 per share for 20 consecutive days.

       As of September 30, 1998, the Company had issued all $1,000,000 of these convertible Debentures and none have been converted.

       On October 22, 1997, the Board of Directors of the Company approved the issuance of up to $1,500,000 of 3 percent convertible Debentures with a maximum term of 24 months. The Debentures will mature, unless earlier converted by the holders, into shares of common stock of the Company. The Company has agreed to file a registration statement with the United States Securities and Exchange Commission with respect to the common stock of the Company into which the Debentures may be converted.

       As of September 30, 1998, the Company had issued all $1,500,000 of these convertible Debentures and $1,000,000 had been converted to 689,332 shares of common stock.

       Because of the favorable conversion feature of the Debentures, the Company has recognized interest expense relating to the price below market at which the Debentures can be converted into common shares of stock. The interest is initially set up as a deferred charge against the subordinated debenture balance with an offset to additional paid-in capital. The deferred interest is amortized over a period corresponding to time restrictions as to when the Debentures can be converted into stock. The resulting charge to interest expense increases the effective interest rate of the Debentures. Deferred interest expense of $250,032 was recorded on the $1,000,000 in Debentures relative to the favorable conversion feature and is being amortized over four months and charged to interest expense. As of September 30, 1998, $151,461 of the $250,032 deferred charge had been amortized. This interest along with the stated 3 percent interest rate in the Debentures results in an inherent interest rate of 31 percent.

       In connection with the $1,500,000 in Debentures, the Company recorded $389,591 of deferred interest expense related to the beneficial conversion feature. The entire deferred charge has been amortized and charged to interest expense at September 30, 1998. This interest when added to the stated 3 percent interest rate of the Debenture results in an inherent interest rate of 28 percent over the Debentures life of two years.


NOTE Q - GOODWILL AND INTANGIBLES

       Goodwill and intangibles consist primarily of goodwill acquired in the purchase of the InCirT, MOTO-SAT, and PowerStream divisions. Intangibles other than goodwill consist of product development costs. The long-term value of the product development costs is connected to the application of technologies to viable products which management believes can be successfully marketed by the Company. On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. During 1998, the carrying values of goodwill and intangibles were adjusted in the amount of $267,414 to better reflect management's current expectations for the realizablility of these assets. The adjustments relate to goodwill and intangibles of the MOTO-SAT division. Management believes current and projected sales levels of its existing and planned products will support the carrying costs of assets, as adjusted.

       The following is a summary of goodwill and intangible assets:


          Fiscal Year ended September 30,                1998            1997
          -------------------------------
                                                     ------------   ------------
              Goodwill                              $  2,287,894   $  2,393,685
              Other intangibles                           71,150        221,285
                                                    ------------   ------------
                                                       2,359,044      2,614,970
              Less accumulated amortization             (327,359)      (327,824)
                                                     ============   ============
                                                     $  2,031,685   $  2,287,146
                                                     ============   ============


NOTE R - SUBSEQUENT EVENTS

       In December, 1998, the Company entered into a letter of intent with the Company's CEO for the sale of the MotoSat division. The Company anticipates the sale will be completed in January 1999. The proposed sale provides for the acquisition of substantially all of the assets, assumption of all liabilities and the operations of the division. The proposed sale will not generate cash proceeds to the Company. The Company expects to recognize a gain of approximately $20,000 on the sale.

       Subsequent to year-end, the Company negotiated a contract with a company for the sale of the Cable division. The sale is subject to the completion of due diligence and the execution of a definitive agreement. The Company anticipates completion of the sale in January 1999. Based on terms of the contract agreed to during November and December, 1998, the Company expects to receive cash proceeds of approximately $1,075,000 and to recognize a loss upon completion of the sale of approximately $1,000,000.

       On December 21, 1998, the Company entered into an agreement with a laminating company whereby a proposed newly formed subsidiary of the Company will merge into the laminating company and the laminating company will become a wholly-owned subsidiary of the Company. Stockholders of the laminating company will receive shares of common stock of the Company in exchange for their shares. The parties have commenced preparation of a Registration Statement on Form S-4. The merger is subject to Form S-4 becoming effective and approval of the stockholders of the respective companies.

       In December 1998, the Company signed a letter of intent with a company to negotiate a possible merger. The letter of intent serves as a basis for the parties to negotiate formal, definitive agreements, memorializing all the terms of the merger.

       The Company has an investment in the publicly traded stock of another company (Note C). The stock was received in satisfaction of notes receivable and has a guaranteed minimum value of $7.4532 per share. At September 30, 1998, the market value of the stock was approximately $2.25 per share. At January 1999, the quoted market value of the stock decreased to approximately $0.66 per share.

--------------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

--------------------------------------------------------------------------------
                                    PART III


              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                                  EXCHANGE ACT
--------------------------------------------------------------------------------

     The information required is set forth under the captions "Election of Directors, Directors and Executive Officers; Compliance with Section 16(a) of Securities Exchange Act of 1934" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     The information required is set forth under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.


--------------------------------------------------------------------------------
            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT
--------------------------------------------------------------------------------

     The information required is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

     The information required is set forth under the caption "Election of Directors - Certain Relationships and Related Transaction" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------




(a) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.


 (b)      INDEX OF EXHIBITS

Exhibit No.                    Description

         1. Form of Underwriter's Warrant Agreement including Form of Underwriter's Warrant, incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 33-96444.

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

         10.2 Employment Agreement between James S. Pendleton and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

         10.3 Employment Agreement between Wayne R. Wright and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

         10.4 Employment Agreement between Robert D. Deforest Sr. and the Company. See Exhibit to Report 10-QSB dated June 30, 1996.

         10.5 Employment Agreement between Lewis Carl Rasmussen and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

Exhibit No.                            Description

         10.6 Employment Agreement between Alan L. Weaver and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

         10.7 Loan and Security Agreement dated February 29, 1996 between National Bank of Canada and the Company. See 10-KSB dated September 30, 1996.

         10.8 Form of Warrant between the Registrant and JW Charles Securities, Inc., BMC Bach International Ltd., Gordon Mundy, Louis Centofanti and Heracles Holdings, See Registration Statement filed on Form S-3, SEC File No. 333-60451

         10.9 Asset Purchase Agreement dated March 22, 1995 between Registratant, Insulectro, Quality Interconnect Systems, Quintec Interconnect Systems, Quintec Industries and QIS Electronics. See Registration Statement filed on Form SB-2, SEC File No. 33-96444.

         10.10 Real Estate Lease dated June 2, 1993 between Registrant and The Equitable Life Insurance Society. See Registration Statement filed on Form SB-2, SEC File No. 33-96444.

         10.11 Form of 1995 Stock Option Plan. See Registration Statement filed on Form SB-2, SEC File No. 33-96444.

         10.12 Asset Purchase Agreement dated November 12, 1996 for the sale of the San Jose Division between Touche Electronics, Inc. a subsidiary of TMCI Electronics, Inc. and the Company. See Exhibit to Report on Form 10-QSB dated December 31, 1996.

         10.13 Loan and Security Agreement between FINOVA and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

         10.14 Employment Agreement between Stephen J. Fryer and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

         10.15 Employment Agreement between Daniele Reni and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

         10.16 Agreement and Plan of Reorganization through Acquisition dated April 1, 1997 between PowerStream Technology, Inc. and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

         10.17  Finder's   Agreement  between  the  Registrant  and  JW  Charles
                Securities, Inc., dated June 2, 1998. See Registration Statement filed on Form S-3, SEC File No. 333-60451

         11. Statement re: computation of per share earnings. See Exhibit to Report on Form 10-KSB, dated September 30, 1998.

         23.1.  Consent of Grant Thornton LLP. This filing page ___.

         27.    Financial Data Schedule

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:   January 13, 1999                     PEN INTERCONNECT, INC.



                                                  By:/s/Stephen Fryer
                                                  -------------------
                                                  Stephen Fryer
                                                  President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.



    Date:  January 13, 1999                                By:/s/James Pendleton
    -----  ----------------                                ---------------------
                                                           James Pendleton
                                                           CEO and Director


    Date:  January 13, 1999                               By:/s/Stephen Fryer
    -----  ----------------                               -------------------
                                                          Stephen Fryer
                                                          President and Director


    Date:  January 13, 1999                              By:/s/Robert Albrecht
    -----  ----------------                              ---------------------
                                                              Robert Albrecht
                                            CFO and Principal Accounting Officer


    Date:  January 13, 1999                               By:/s/Wayne R. Wright
    -----  ----------------                               ---------------------
                                                              Wayne R. Wright
                                                              Director



    Date:  January 13, 1999                              By:/s/Milton Haber
    -----  ----------------                              -------------------
                                                            Milton Haber
                                                            Director

   Date:  January 13, 1999                              By:/s/C. Reed Brown
    -----  ----------------                              -------------------
                                                            C. Reed Brown
                                                            Director