Form 10KSB/A
period 1998-09-30
PEN INTERCONNECT INC
filed 1999-01-28
CIK 1000266

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
 (State or other jurisdiction           (I.R.S. Employer Identification No)
 of incorporation or organization)

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

         This amendment on the Form 10-KSB/A to the Company's annual report for the fiscal year ended September 30, 1998 is being filed to include the text to Items 9 through 12 which are set forth below in their entirety.


                                    PART III


              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                                  EXCHANGE ACT

--------------------------------------------------------------------------------

         Directors and Executive Officers.

         The Company's directors and executive officers, and their respective ages and positions with the Company, are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. There are no family relationships between any of the Company's directors or executive officers. The Company's board of directors is currently comprised of six members, each of whom is elected for a term of one year. Executive officers are chosen by and serve at the discretion of the Board of Directors.

     Name                              Age              Position

James S. Pendleton                      60        Chief Executive Officer;
                                                  Chairman of Board of Directors

Stephen J. Fryer                        60        President, Chief Operating
                                                  Officer and Director

Robert Albrecht                         45        Vice President and Chief
                                                  Financial Officer

Wayne R. Wright                         60        Director; Vice Chairman of
                                                  the Board of Directors

C. Reed Brown                           52        Director

James E. Harward                        46        Director

Milton Haber                            75        Director

Danieli Reni                            47        Vice President of
                                                  Engineering; President of
                                                  PowerStream Division


         James S. Pendleton has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1985. Mr. Pendleton also serves the Company as Operations Manager for Product Design. From 1974 to 1985, Mr. Pendleton was President and Chief Executive officer of PenTec Enterprises. From 1972 to 1974, he served as a Sales Manager for W. H. Bintze, an electronics distribution company. From 1964 to 1972, Mr. Pendleton was an electronics sales representative for Straube Associations, a company specializing in electronic components. Prior to joining Straube Associates, Mr. Pendleton served in the U.S. Navy as an Aviation and Electronics Specialist. Mr. Pendleton attended Foothill College of Business Administration.

         Stephen J. Fryer has served as President and Chief Operating Officer of the Company since 1998 and as a director of the Company since 1995. Senior Vice President of Sales and Marketing from October, 1996 to October 1997. From 1989 to 1996, Mr. Fryer was a principal in Ventana International, Ltd., an Irvine, California based venture capital and private investment banking firm. Mr. Fryer graduated from the University of Southern California in 1960 with a Bachelors Degree in Mechanical Engineering and has spent over twenty-eight years in the computer business in the United States, Asia and Europe.

         Robert Albrecht has served as the Vice-President and Chief Financial Officer of the Company since 1998. He was most recently Controller for a 60 million dollar public SLC company, and also was the Controller for Laidlaw Waste Industry Company, in charge of internal audits and analysis of business acquisitions. Mr. Albrecht has his Master Degree from Brigham Young University and is a Certified Public Accountant.


         Wayne R. Wright has served as Vice Chairman of the Board of Directors since 1985. From 1985 to 1998, he was Chief Financial Officer of the Company. From 1984 to 1985, he was Vice President and Chief Financial Officer of PenTec Enterprises. From 1968 to 1984, he was Controller, Vice President of Operations and Division General Manager for Beehive International, a computer peripheral company. From 1967 to 1968, Mr. Wright was the General Accounting Manager for Litton Data Systems. From 1961 to 1968, he was employed by Beeline/Frontier Refinery as Division Office Manager. Mr. Wright received his Bachelor of Science Degree in Accounting and Finance from the University of Utah.

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

         Milton Haber has been the CFO of Airline Management Corporation since 1996 and is a private investor. From 1949 through 1983 Mr. Haber was a business consultant, small business owner and a private investor. He attended Brooklyn College from 1946 through 1948 after serving in the United States Air Force during World War II.

         Danieli Reni joined the Company in April of 1997 as President of the PowerStream Technology Division of the Company and was appointed the Vice President of Engineering of the Company in 1998. From 1978 to 1980 he was self-employed as an electronic engineer consultant. From 1980 to 1981, he was a Design Engineer for General Dynamics and from 1981 to 1984, he was Design Engineer for Teledyne Systems. He was Project Engineer from 1984 to 1987 in the R&D Department at Quoltron Systems and from 1987 to 1991, he was the Project Engineer for Power Products for Apple Computer. He became President and Owner of PowerStream Technology, Inc. in 1991 and operated the company until his employment with the Company in 1997.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, require the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers Automated Quotations System and to furnish the Company with copies thereof.

     Based on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that during fiscal year 1998, all persons had complied with the filing requirements under Section 16(a).

--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------



     The following table shows the compensation paid by the Company to its current Chairman and Chief Executive Officer, and the Company's other most highly paid executive officer. None of the other executive officer's total annual salary and bonus exceeded $100,000 for the years presented.

                           Summary Compensation Table

                               Annual Compensation

    Name and Principal Position
                            Fiscal
                              Year        Salary                  Bonus

    James S. Pendleton         1998      $139,000                    0
                               1997      $144,236                 $6,000
                               1996      $133,500                $45,000

    Stephen J. Fryer           1998      $108,000                    0
                               1997       $67,053                 $45,000
                               1996          N/A                     N/A



     * The tables above do not include certain insurance, the use of a car, and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's salary and bonus.

                                                Option/SAR Grants in Fiscal Year 1998


                                         Number of Securities        Percent of Total        Exercise Price        Expiration
                                          Underlying Options        Options Granted to         per Share              Date
                 Name                           Granted             Employees in Fiscal
                                                                         Year 1998

        James S. Pendleton                         0
        Stephen J. Fryer                           0
        Robert Albrecht                         10,000
        Milton Haber                             5,000


                                              Aggregated Option/SAR Exercises in Fiscal
                                             Year 1998 and Fiscal Year End Option Values

                                           Shares Acquired                                Number of Securities  Value of Unexercised
                 Name                        on Exercise             Value Realized            Underlying       In-the-Money Options
                                                                                          Unexercised Options     at Fiscal Year End

                                                                                             Exercisable /           Exercisable /
                                                                                              Unexercised             Unexercised

        James S. Pendleton                       -0-                      None              200,000/200,000
        Stephen J. Fryer                         -0-                      None               28,500/28,500
        Robert Albrecht                          -0-                      None




--------------------------------------------------------------------------------
            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT
--------------------------------------------------------------------------------

         The following table sets forth the number of shares of the Company's common stock beneficially owned as of January 28, 1999, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees and executive officers, as a group, as reported by each such person. Unless otherwise indicated, each stockholder's address is c/o the Company, 2351 South 2300 West, Salt Lake City, Utah 84119

                        Name and Address                       Amount and Nature
                      of Beneficial Owner                    of Beneficial Owner
--------------------------------------------------------------       ----------
Directors and Executive Officers                                             (1)

James S. Pendleton (2) (3)                                            1,035,037
Stephen J. Fryer (4)                                                    116,500
Robert Albrecht                                                          10,000
Wayne R. Wright (5)                                                     464,109
C. Reed Brown (6)                                                        60,000
Milton Haber                                                              5,000
James E. Harward                                                          2,000


Holders of More than 5%

James S. Pendleton Family Trust                                         456,441


All Officers and Directors as a Group (7 persons)
(2) (3) (4) (5) (6) (7)

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

       (3) Includes 363,452 shares of Common Stock held by the Virginia C.G. Pendleton Family Trust. Mr. Pendleton has voting control of these shares.

       (4) Includes 28,500 shares that are unissued but with respect to which Mr. Fryer has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

       (5) Includes 100,000 shares held by the Wayne R. Wright Family Trust, 50,000 shares held by the LaRae Wright Family Trust, of which Mr. Wright is a trustee and beneficiary, 7,109 shares in Mr. Wright's account in the Company's ESOP, and 267,000 shares that are unissued but with respect to which Mr. Wright has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

       (6) Includes 60,000 shares that are unissued but with respect to which Mr. Brown has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

       (7) Includes 2,000 shares that are unissued but with respect to which Mr. Harward has the right to acquire beneficial ownership through the exercise of stock options within 60 days of the date of this filing.

         Except as set forth above, the Company knows of no beneficial owner of five percent or more of the Company's Common Stock, and does not know of any arrangement which may at a subsequent date result in a change of control of the Company.

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------


         The following information summarizes certain transactions, either engaged in within the last two (2) years of proposed to be engaged in by the Company and the individuals described.

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

            10.13 Loan and Security Agreement between FINOVA and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

            10.14  Employment   Agreement  between  Stephen  J.  Fryer  and  the
                   Company.   See  Exhibit  to  Report  on  Form  10-KSB,  dated
                   September 30, 1997.

            10.15 Employment Agreement between Danieli Reni and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

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

             23.1. Consent of Grant Thornton LLP. See Form 10-KSB, filed January
                   13, 1999

              27.  Financial Data Schedule

      Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:   January 28, 1999                     PEN INTERCONNECT, INC.



                                                   By: /s/Stephen Fryer
                                                   --------------------
                                                   Stephen Fryer
                                                   President and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.


        Date:  January 28, 1999                       By:/s/Stephen Fryer
        -----  ----------------                       -------------------
                                                      Stephen Fryer
                                                      President and Director


        Date:  January 28, 1999                       By:/s/Robert Albrecht
        -----  ----------------                       ---------------------
                                                      Robert Albrecht
                                                      CFO and Principal
                                                      Accounting Officer


        Date:  January 28, 1999                       By:/s/Wayne R. Wright
        -----  ----------------                       ---------------------
                                                      Wayne R. Wright
                                                      Director


        Date:  January 28, 1999                       By:/s/James Harward
        -----  ----------------                       -------------------
                                                      James Harward
                                                      Director


        Date:  January 28, 1999                       By:/s/Milton Haber
        -----  ----------------                       ------------------
                                                      Milton Haber
                                                      Director