Form 10QSB
period 1998-12-31
PEN INTERCONNECT INC
filed 1999-02-23
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended  December 31, 1998
                                                 ----------------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT
         For the transition period from _____________  to   _____________

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

           UTAH                                        87-0430260
 (State or other jurisdiction                I.R.S. Employer Identification No)
of incorporation or organization) (

     1601 Alton Parkway, Irvine CA                     92606
   (Address of Principal Executive Offices)         (Zip Code)

                                 (949) 798-5800
                           (Issuer's telephone number)

    2351 South 2300 West, Salt Lake City, UT           84119

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

                    Yes                      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of February 10, 1999, the issuer had 6,069,160 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                    Yes                      No    X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1      Financial Statements
            --------------------

            Financial Information                                          3

            Balance Sheets as of December 31, 1998
               (unaudited) and September 30, 1998                         4-5

            Statements of Operations for the three months ended
               December 31, 1998 (unaudited) and 1997 (unaudited)           6

            Statements of Cash Flows for the three months ended
               December 31, 1998 (unaudited) and 1997 (unaudited)          7-8

            Notes to Condensed Financial Statements (unaudited)           9-11

Item 2      Management's Discussion and Analysis or Plan of Operation    12-14
            ---------------------------------------------------------


PART II - OTHER INFORMATION

Item I     Legal Proceedings                                               15

Item 2     Changes in the Securities and Use of Proceeds                   15

Item 3     Defaults Upon Senior Securities                                 15

Item 4     Submission of Matters to a Vote of Security Holders             15

Item 5     Other Information                                               15

Item 6(a)  Exhibits

Item 6(b)  Reports on Form 8-K                                             15

Signatures                                                                 16

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION


                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of December 31, 1998 and audited balance sheet as of September 30, 1998 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three months ended December 31, 1998 and 1997, and unaudited condensed statements of cash flows for the three months ended December 31, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1998. The results of operations for the three months ended December 31, 1998 may not be indicative of the results that may be expected for the year ending September 30, 1999.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS


                                     ASSETS

                                                     December 31,  September 30,
                                                          1998         1998
                                                      (unaudited)
                                                    ---------------  -----------

CURRENT ASSETS
    Cash and cash equivalents ......................   $   316,292   $   657,777
    Receivables
       Trade accounts, less allowance for doubtful
         accounts of $117,002 and $108,575 at
         December 31, and September 30, 1998,
          respectively .............................     3,505,613     3,350,970
       Current maturities of notes receivable ......        35,675        35,675
    Investments in common stock ....................       242,739       242,739
    Inventories (Note B) ...........................     3,220,077     3,680,169
    Prepaid expenses and other current assets ......       168,859       261,375
    Deferred tax asset .............................        41,324        41,324
                                                       -----------   -----------

           Total current assets ....................     7,530,579     8,270,029
                                                       -----------   -----------


PROPERTY AND EQUIPMENT, AT COST
    Production equipment ...........................     2,973,903     2,624,513
    Furniture and fixtures .........................       772,258       837,594
    Transportation equipment .......................        83,522        83,522
    Leasehold improvements .........................       323,566       613,248
                                                       -----------   -----------
                                                         4,153,249     4,158,877
    Less accumulated depreciation ..................     1,737,374     1,680,266
                                                       -----------   -----------

                                                         2,415,875     2,478,611
 OTHER ASSETS
    Notes receivable, less current maturities ......         2,067         3,989
    Investments in common stock ....................       482,220       482,220
    Deferred income taxes ..........................       725,667       725,667
    Goodwill and other intangibles (net) ...........     2,020,945     2,031,685
    Other ..........................................        98,455        98,455
                                                       -----------   -----------

                                                         3,329,354     3,342,016
                                                       -----------   -----------

                                                       $13,275,808   $14,090,656
                                                       ===========   ===========


        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,   September 30,
                                                         1998            1998
                                                     ------------  -------------
                                                     (unaudited)
CURRENT LIABILITIES
    Subordinated debentures ....................   $    909,465    $  1,401,429
    Line of credit .............................      3,749,860       4,064,361
    Current maturities of long-term obligations       1,062,550       1,132,538
    Bridge loans (Note C) ......................        896,000            --
    Current maturities of capital leases .......         69,621          69,621
    Accounts payable ...........................      2,662,960       2,926,797
    Accrued liabilities ........................        443,172         389,889
                                                   ------------    ------------

           Total current liabilities ...........      9,793,628       9,984,635

LONG-TERM OBLIGATIONS, less current
   maturities ..................................         51,965          51,965


CAPITAL LEASE OBLIGATIONS,
   less current maturities .....................            810          22,333


DEFERRED INCOME TAXES ..........................        165,755         165,755
                                                   ------------    ------------

           Total liabilities ...................     10,012,158      10,224,688

STOCKHOLDERS' EQUITY (Note D)
    Preferred stock, $0.01 par value,
    authorized 5,000,000 shares,  none issued ..           --              --
    Common stock,$0.01 par value,
     authorized 50,000,000 shares; issued
     and outstanding 6,069,160 shares at
     December 31, 1998 and 5,018,437 shares
     at September 30, 1998 .....................         60,692          50,184
    Additional paid-in capital .................     11,582,590      10,890,022
    Accumulated deficit ........................     (8,379,632)     (7,074,238)
                                                   ------------    ------------

           Total stockholders' equity ..........      3,263,650       3,865,968
                                                   ============    ============

                                                   $ 13,275,808    $ 14,090,656
                                                   ============    ============





        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS

                         Three months ended December 31,
                                   (unaudited)



                                                      --------------------------
                                                         1998             1997
                                                      ------------- ------------
Net sales ..........................................  $ 4,757,839   $ 3,904,717
Cost of sales ......................................    4,567,468     3,055,373
                                                      -----------   -----------
                                                      -----------   -----------

           Gross profit ............................      190,371       849,344

Operating expenses
    Sales and marketing ............................       81,719       218,381
    Research and development .......................      312,028        88,387
    General and administrative .....................      722,631       435,463
    Depreciation and amortization ..................      112,297       114,275
                                                                    -----------
                                                                    -----------

           Total operating expenses ................    1,228,675       856,506
                                                      -----------   -----------

           Operating loss ..........................   (1,038,304)       (7,162)

Other income (expense)
    Interest expense ...............................     (192,872)      (79,037)
    Other income  (expense), net ...................      (74,218)       30,233
                                                      -----------   -----------

           Total other income (expense) ............     (267,090)      (48,804)
                                                      -----------   -----------

           Loss before income taxes ................   (1,305,394)      (55,966)

Provision (benefit) for income taxes ...............         --         (21,800)
                                                      -----------   -----------

           NET LOSS ................................  $(1,305,394)  $   (34,166)
                                                      ===========   ===========


Loss per common share - basic ......................  $     (0.24)  $     (0.01)
                      - diluted ....................        (0.24)        (0.01)

Weighted-average common shares outstanding - basic .    5,551,257     4,122,863
                                           - diluted    5,551,257     4,122,863



        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                         Three months ended December 31,
                                   (unaudited)



                                                  ------------------------------
                                                        1998            1997
                                                  --------------  --------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities
   Net loss ....................................    $(1,305,394)    $   (34,166)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization ...........        112,297         114,275
       Bad debts ...............................          8,427          14,036
       Contingent stock San Jose agreement .....           --           (40,000)
       Loss on disposal of equipment ...........           --            16,537
       Changes in assets and liabilities
           Trade accounts receivable ...........       (163,070)       (857,006)
           Inventories .........................        460,092        (198,665)
           Prepaid expenses and other
             current assets ....................         92,516        (161,412)
           Accounts payable ....................       (263,837)       (133,502)
           Accrued liabilities .................         53,283        (149,424)
           Income taxes ........................           --           (19,843)
                                                    -----------     -----------

              Total adjustments ................        299,708      (1,415,004)
                                                    -----------     -----------
                                                    -----------     -----------

              Net cash used in
                operating activities ...........     (1,005,686)     (1,449,170)
                                                    -----------     -----------
                                                    -----------     -----------

Cash flows from investing activities
   Purchase of property and equipment ..........        (38,821)        (81,605)
   Issuance of notes receivable ................           --           (39,742)
   Collection on notes receivable ..............          1,922            --
                                                    -----------     -----------

              Net cash used in
                investing activities ...........        (36,899)       (121,347)
                                                    -----------     -----------

                                   (Continued)

                             Pen Interconnect, Inc.

                         Three months ended December 31,
                                   (unaudited)



                                                    ----------------------------
                                                           1998          1997
                                                     --------------  -----------
   Cash flows from financing activities
    Principal payments on notes payable .............      (69,988)    (524,412)
    Net change in line of credit ....................     (314,501)      402,653
    Principal payments on bridge loans ..............         --       (100,000)
    Principal payments on long-term obligations .....      (21,523)     (79,697)
    Proceeds from issuance of term loans ............         --         500,000
    Proceeds from issuance of bridge loans ..........      896,000          --
    Proceeds from issuance of subordinated debentures         --       1,000,000
    Proceeds from sale of common stock ..............      211,112       150,000
                                                       -----------   -----------

                  Net cash provided by
                    financing activities ............      701,100     1,348,544
                                                       -----------   -----------
                                                       -----------   -----------

                  Net decrease in cash
                    and cash equivalents ............     (341,485)    (221,973)

Cash and cash equivalents at beginning of period ....      657,777       272,148
                                                       ===========   ===========

Cash and cash equivalents at end of period ..........  $   316,292   $    50,175
                                                       ===========   ===========


Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest .....................................  $   192,872   $    63,188
       Income taxes .................................         --             100


Noncash investing and financing activities

During the first quarter of fiscal year 1998, subordinated debentures totaling $491,064 were converted into 854,473 shares of common stock.

                             Pen Interconnect, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)




NOTE A - ACQUISITIONS/DISPOSITIONS

       Laminating Technologies, Inc.

       On December 23, 1998, the Company signed a definitive agreement to merge with Laminating Technologies, Inc. (LTI) which is expected to close in the second or third quarter of fiscal year 1999. Under the Agreement, LTI would merge into Pen Laminating, Inc., a newly created, wholly-owned subsidiary of the Company in exchange for the issuance of shares of the Company's common stock to the shareholders of LTI. Each share of LTI common stock will be converted into a number of the Company's common stock based upon a calculation which is equal to $0.50 divided by the closing price of the Company's common stock on the fifth day following the effective date of the registration statement covering the merger transaction.

       Cables To Go Inc.

       Effective January 29, 1999, the Company sold substantially all of the assets and liabilities of its custom cable and harness interconnections business to Pen Cabling Technologies, LLC, a wholly-owned subsidiary of CTG, Inc. of Dayton, Ohio. The sales price was $1,075,000 and the assumption of certain related lease obligations. Additional payments may be made by the purchaser based upon a post-closing valuation of certain assets transferred in the transaction. In addition, the Company will receive royalties equal to two percent on future sales of the Cable Divisions products up to an amount of $600,000. Assets and liabilities sold were as follows:

               Receivables, net ..................  $   310,467
               Inventories .......................      361,880
               Property and equipment, net .......    1,386,267
               Prepaid expenses ..................       19,757
               Other assets ......................       32,390
               Capital leases ....................      (64,886)
                                                    -----------

                          Net assets sold ........    2,045,875
               Cash received .....................    1,075,000
                                                    ===========

                          Loss on sale of Division  $  (970,875)
                                                    ===========

       Mobile Technology Inc.

       On February 1, 1999, the Company entered into a letter of intent with the Company's former CEO for the sale of the MotoSat division. The Company anticipates the sale will be completed during the second or third quarter of fiscal year 1999. The proposed sale provides for the acquisition of substantially all of the assets, assumption of all liabilities and the operations of the division. The proposed sale will not generate cash proceeds to the Company.

                             Pen Interconnect. Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A - ACQUISITIONS/DISPOSITIONS - CONTINUED

       Transdigital Communications Inc.

       In December 1998, the Company signed a nonbinding Letter of Intent (LOI) to reverse merge with Transdigital Communications Inc. (TCC). TCC is a privately held developer of entertainment and database systems for the transportation markets which includes narrow bodied commercial aircraft and cruise ships. The Company believes that its manufacturing capability will provide vertical integration to TCC as it begins production of these database systems for their customers while giving the Company the opportunity to diversify its product base.


NOTE B - INVENTORIES

       Inventories consist of the following:

                                            December 31,  September 30,
                                               1998             1998
                                          --------------- -------------
           Raw material (net of allowance)   $2,276,309   $2,253,933
           Work-in-process                      903,433    1,391,664
           Finished goods                        40,335       35,572
                                             ==========   ==========
                                             $3,220,077   $3,680,169
                                             ==========   ==========


NOTE C - BRIDGE LOANS

       During the first quarter of FY 1999, the Company secured two bridge loans both of which were to be repaid with funds to be received from the merger with LTI. The term of each loan was 90 days and carried an interest rate of eight percent. If the merger with LTI is not consummated, the loans will be repaid by the issue of warrants. One bridge loan was secured in November for $500,000 and the other in December for $396,000.

                            Pen Interconnect. Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE D - WARRANTS TO PURCHASE COMMON STOCK

       During the first quarter of FY 1999, the Company issued warrants to purchase 490,000 shares of the Company's common stock. The following table outlines the features of these warrants:

         Number of warrants                Exercise Price       Expiration Date
      -------------------------------    ------------------   ------------------
               150,000                        $1.00                October 2002
               125,000                        $0.875               October 2002
               215,000                        $0.875              November 2001

       Also during the quarter ended December 31, 1999 the Company issued 196,250 shares of common stock in association with the conversion of warrants in existence at the beginning of the quarter and 854,473 shares in association with the conversion of subordinated debentures.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD-LOOKING STATEMENTS



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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months ended December 31, 1998 and 1997. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1998.

General

Pen Interconnect, Inc. (the "Company" or "Pen") is a total interconnection solution provider offering internal and external custom cable and harness interconnections, mobile satellite equipment, EMSI (Electronic Manufacturing Service Industry) manufacturing (circuit board assembly) and custom design and manufacturing of battery chargers, power supplies and Uninterruptible Power Supply (UPS) systems for original equipment manufactures ("OEMs") in the computer, peripheral, telecommunications, instrumentation, medical and testing equipment industries. The Company was incorporated under the laws of the State of Utah on September 30, 1985. The Company maintains divisions located in Salt Lake City and Orem, Utah and Irvine, California.

Results of Operations

Net sales. Net sales for the Company increased $855,122 or approximately 22 percent for the three month period ended December 31, 1998 as compared to the same period in the prior year. This increase resulted primarily from an increase in sales to one significant customer at the InCirt Division. Sales for this division increased 41 percent during the first three months of FY 99 from $3,391,569 to $2,406,744 during the first three months in FY 98.

Cost of sales. Cost of sales as a percentage of net sales have increased to approximately 96 percent for the three months ended December 31, 1998, as compared to 78 percent for the same period in the prior year. This increase is primarily due to declining sales in the Cable Division with delays in the reduction of manufacturing overhead costs, and a decrease in the margins on a contract with a major customer at the InCirt Division. This decrease in price raised the level of sales required for this division to cover its manufacturing and overhead costs before generating profits; a level of sales that the division was not able to meet during the period.

Operating expenses. Operating expenses increased during the first quarter of fiscal 1999 by approximately $372,168. This increase resulted from the following areas: (1) Research and development costs of $223,641 associated with new product development at the PowerStream Division; (2) General and Administrative costs increased by $287,167 primarily due to legal and audit fees to support the merger and divestiture discussions and increased overhead expenses at the InCirt division to support the increased level of sales associated with the contract expansion with a major customer; (3) sales and marketing expenses declined by $136,662 due to cash flow constraints and an inability to fund sales and marketing programs.

Other income and expenses. Other income and expenses increased $218,286 for the three months ended December 31, 1998 as compared to the same period in the prior year. This increase is primarily the result of increased interest expense of $113,835 due to an increase in the average line of credit outstanding during the quarter over the previous year, from borrowed funds needed to finance a contract expansion with a major customer at the InCirt division and the related increase in receivables and inventories associated with that increase; $40,000 of non-operating income from the TMCI settlement recorded in FY 1998 but not repeated in FY 1999 and $74,294 in expenses associated with interest expense on the subordinated debentures.

Net loss and loss per share. Net loss for the first fiscal quarter ended December 31, 1999 totaled $1,305,394 or $0.24 per share, compared with losses of $ 34,166 or $0.01 per share for the first fiscal quarter of 1998. This increase in the loss per share consists primarily of ($0.16) due to decreased margins on sales, ($0.05) from an increase in research and development costs, ($0.03) from an increase in interest expense and ($0.02) from an increase in the number of weighted average shares of 1,428,394 for the first three months of fiscal year 1999 over the same period in fiscal year 1998.

Liquidity and Capital Resources

During the first three months of FY 99 the Company sustained losses of $1,305,394 which continued the trend of FY 98. Management has taken steps to correct this trend by signing a purchase agreement with Cables To Go as of the date of this filing to sell the Cable division and by signing a letter of intent to sell the MotoSat division. With the selling of the these two divisions, the Company expects to save approximately $170,000 per month in operating costs and interest. The Company has also signed a definitive agreement with Laminating Technologies Inc. (LTI) to merge with Pen being the surviving company. This merger will bring additional funds of approximately $1.8 million to the Company.

As a result of these losses, the Company has had to raise cash through two bridge loans and the exercise of warrants from a re-strike of the purchase price of the stock. The bridge loans raised a total of $896,000 while the exercise of warrants yielded an additional $211,112.

As of the date of this report, it appears that the Company's net tangible assets will fall below the amount of $4 million required for continued listing on NASDAQ. The Company is currently engaged in acquisition and financing activities previously mentioned which the Company's management believes will restore the required level of net tangible assets. However, not all of these activities have been completed as of the date hereof and there can be no assurance that the Company will acquire sufficient net tangible assets to maintain its NASDAQ National Market listing. In such event, the Company's stock might be listed for trading on the NASDAQ Small Cap Market.

The Company anticipates increases in sales and new contracts with more profitable margins generating a return to profitability beginning in the third quarter of FY 99. Until such time, it is estimated that between $1 million and $2 million will have to be raised to sustain operations. These funds are expected to be raised from the sale of convertible Preferred Stock for approximately $1 million and additional cash from the LTI merger. The dispositions of the two divisions, the anticipated increases in sales from the remaining divisions and the anticipated return to profitability should generate sufficient cash to fund operations of the Company for the rest of calendar year 1999. Management cannot assure however that these efforts to raise funds nor the anticipated increases in sales will materialize.

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

Year 2000 Readiness

In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products do not incorporate such date coding so the Company's efforts to address the Year 2000 issue fall in the following three areas: (1) the Company's information technology (IT) systems; (2) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built-in" such as embedded mirocontrollers); and (3) third-party suppliers. Management has initiated a program to prepare for compliance in these three areas and expects such programs to be implemented and completed by July 1999. Costs will be expensed as incurred and currently are not expected to be material.

The Company believes its current IT systems, with a few exceptions which are being addressed, are year 2000 compliant. The Company is currently conducting an inventory of non IT systems which may have inadequate date coding and will commence efforts to remedy any non-compliant systems by the end of June 30, 1999. Third party suppliers and customers present a different problem in that the Company cannot control the efforts of such third parties. The Company anticipates requesting confirmations from third party suppliers that they are year 2000 compliant to avoid disruptions of services and supplies. However, any failure on the part of such companies with whom the Company transacts business to be year 2000 compliant on a timely basis may adversely affect the operations of the Company.

                                     PART II

                                OTHER INFORMATION



Item 1.  Legal Proceedings.   None

Item 2.  Changes in the Securities and Use of Proceeds.

         Warrants to purchase 490,000 shares of Common Stock were issued during the quarter ended December 31, 1998. The terms of these warrants and the exercise price are described in Note D of the Notes to the Financial Statements which are included in this report.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. None during the quarter.

Item 5.  Other Information.   None

Item 6.  Exhibits and Reports on Form 8-K

A.        Exhibits


            Exhibit           SEC Reference
             Number               Number                Title of Document
       ------------------   ----------------------   ---------------------------
               1                    (11)          Calculation of loss per share
               2                    (27)            Financial Data Schedule


B.       Reports on Form 8-K.   None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PEN INTERCONNECT, INC.

         Dated:  February 22, 1999          By:  /s/ Stephen J. Fryer
                                                ---------------------
                                                Stephen J. Fryer,
                                                CEO


                                           By: /s/ Robert J. Albrecht
                                           --------------------------
                                              Robert J. Albrecht
                                           CFO, Principal Accounting Officer
                                           and Vice President

                                   Exhibit 11

                             PEN INTERCONNECT, INC.

                        CALCULATION OF EARNINGS PER SHARE
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997



                                                           1998          1997
                                                       ------------  -----------


   Loss to common shareholders                         $(1,305,394)  $  (34,166)
                                                       ===========   ===========


                            Basic EPS
                            ---------

Shares

    Common shares outstanding entire period              5,018,437     4,072,863

    Weighted-average common shares issued
      during period                                        532,820        50,000
                                                       -----------   -----------

    Weighted-average common shares outstanding
      during period - basic                              5,551,257     4,122,863
                                                       ===========   ===========

Loss per common share                                  $     (0.24)  $    (0.01)
                                                       ===========   ===========


                            Diluted EPS
                            -----------

Shares

    Weighted-average common shares outstanding
      during period - basic                              5,551,257     4,122,863

    Diluted effect of stock options and warrants              --            --
                                                       -----------   -----------

    Weighted-average common shares outstanding
      during period - diluted                            5,551,257     4,122,863
                                                       ===========   ===========

Loss per common share - assuming dilution              $     (0.24)  $    (0.01)
                                                       ===========   ===========


For the three months ended December 31, 1998 and 1997, all of the options and warrants that were outstanding, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.