Form 10QSB
period 1999-03-31
PEN INTERCONNECT INC
filed 1999-05-21
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 1999

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

         For the transition period from                  to

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

             UTAH                            87-0430260
(State or other jurisdiction of    (I.R.S. Employer Identification No)
incorporation or organization)

                      1601 Alton Parkway Irvice, Ca.      92606
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

                                                          Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 15, 1999 the issuer had 7,539,838 shares of its common stock, par value $0.01 per share, issued and outstanding. Transitional Small Business Disclosure Format (check one):

                                                         Yes No X

                                                    FORM 10-QSB

                                              PEN INTERCONNECT, INC.

                                                 Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

       Financial Information                                                   3

       Balance Sheets at March 31, 1999
       (unaudited) and September 30, 1998                                    4-5

       Statements of Operations  for the three months
       ended March 31, 1999 and 1998 (unaudited) and                           6
       six month periods ended March 31, 1999 and 1998 (unaudited)

       Statements of Cash Flows for the six months
       ended March 31, 1999 and 1998 (unaudited)                             7-8

       Notes to Condensed Financial Statements (unaudited)                  9-12

Item 2 Management's Discussion and Analysis or
       Plan of Operation                                                   13-16

PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                     17

Item 2  Changes in the Securities and Use of Proceeds                         17

Item 3  Defaults Upon Senior Securities                                       17

Item 4  Submission of Matters to a Vote of Security Holders                   17

Item 5  Other Information                                                     17

Item 6(a). Exhibits

Item 6(b). Reports on Form 8-K                                                17

Signatures                                                                    18

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of March 31, 1999 and audited balance sheet as of September 30, 1998 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three and six months ended March 31, 1999 and 1998, and unaudited condensed statements of cash flows for the six months ended March 31, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1998. The results of operations for the six months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending September 30, 1999.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                      March 31,           September 30,
                                                                                         1999                 1998
                                                                                  ------------------   -------------------
                                                                                     (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                   $         258,681    $          657,777
      Receivables
      Trade accounts less allowance for
         doubtful accounts of $67,434 at March 31, 1999                                   1,840,858             3,350,970
         $108,575 at September 30, 1998, respectively
      Current maturities of notes receivable                                                762,409                35,675
      Investments in common stock                                                           242,739               242,739
      Inventories                                                                         2,777,230             3,680,169
      Prepaid expenses and other current assets                                             410,078               261,375
      Deferred tax asset                                                                     41,324                41,324
                                                                                  ------------------   -------------------
                 Total current assets                                                      6,333,319             8,270,029

PROPERTY AND EQUIPMENT, AT COST
      Production Equipment                                                                   655,423            2,624,513
      Furniture and fixtures                                                                 243,178              837,594
      Transportation equipment                                                                22,149               83,522
      Leasehold improvements                                                                 242,274              613,248
                                                                                  ------------------   -------------------
                                                                                           1,163,024            4,158,877
      Less accumulated depreciation                                                          275,307            1,680,266
                                                                                  ------------------   -------------------
                                                                                             887,717            2,478,611

OTHER ASSETS
      Notes receivable, less current maturities                                                8,798                3,989
      Investments in common stock                                                            482,220              482,220
      Deferred income taxes                                                                  725,667              725,667
      Goodwill and other intangibles, net                                                  2,041,517            2,031,685
      Assets transferred under contractual arrangement                                       454,742                    0
      Other                                                                                    4,325               98,455
                                                                                  ------------------   -------------------
                 Total other assets                                                        3,717,269            3,342,016
                                                                                  ------------------   -------------------
                                                                                         $10,938,305          $14,090,656
                                                                                  ==================   ===================





        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                       LIABILITIES AND STOCKHOLDERS EQUITY


                                                                                      March 31,           September 30,
                                                                                         1999                 1998
                                                                                  ------------------   -------------------
                                                                                     (unaudited)
CURRENT LIABILITIES
      Subordinated debentures                                                     $         325,000    $        1,401,429
      Line of credit                                                                      2,922,349             4,064,361
      Current maturities of long-term obligations                                           717,871             1,132,538
      Current maturities of capital leases                                                        0                69,621
      Accounts payable                                                                    2,130,094             2,926,797
      Accrued liabilities                                                                   906,393               389,889
                                                                                  ------------------   -------------------
                 Total current liabilities                                                7,001,707             9,984,635

LONG TERM OBLIGATIONS, less current maturities                                                7,314                51,965

CAPITAL LEASE OBLIGATIONS, less current maturities                                                0                22,333

LIABILITIES TRANSFERRED UNDER CONTRACTUAL ARRANGEMENTS                                      514,813                     0

                                          DEFERRED INCOME TAXES                             165,755               165,755
                                                                                  ------------------   -------------------
                 Total liabilities                                                        7,689,589            10,224,688

STOCKHOLDERS' EQUITY
       Preferred stock, $0.01 par value
            authorized 5,000,000 shares, 1,800,000
            issued and outstanding at March 31, 1999                                          1,800                    0
       Common stock, $0.01 par value,
            authorized 50,000,000 shares, issued and                                         68,648               50,184
            outstanding 6,864,838 shares at March 31,
            1999 and 5,018,437 at September 30, 1998
       Additional paid-in capital                                                        14,057,834           10,890,022
       Accumulated deficit                                                              (10,879,566)          (7,074,238)
                                                                                  ------------------   -------------------
                 Total stockholders' equity                                               3,248,716            3,865,968
                                                                                  ------------------   -------------------
                                                                                        $10,938,305          $14,090,656
                                                                                  ==================   ===================





        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Uaudited)


                                                        Three months ended                       Six months ended
                                               --------------------------------------     -----------------------------------
                                                   March 31,            March 31,            March 31,          March 31,
                                                      1999                1998                  1999               1998
                                               ------------------   -----------------     ----------------   ----------------
Net Sales                                      $       2,828,078    $      3,698,727      $     7,585,916    $     7,603,444
Cost of sales                                          2,400,695           2,842,148            6,968,163          5,897,521
                                               ------------------   -----------------     ----------------   ----------------

      Gross profit                                       427,383             856,579              617,753          1,705,923

Operating expenses
      Sales and marketing                                 55,692              17,590              137,411             69,405
      Research and development                           180,606             104,982              492,634            193,369
      General and administrative                       1,312,513             395,599            2,035,143            997,628
      Depreciation and amortization                       79,010             127,662              191,307            241,937
                                               ------------------   -----------------     ----------------   ----------------
                 Total operating expenses
                                                       1,627,821             645,833            2,856,495          1,502,339
                                               ------------------   -----------------     ----------------   ----------------

      Operating income, (loss)                        (1,200,438)            210,746           (2,238,742)           203,584

Other income (expense)
      Interest expense                                  (192,903)           (175,670)            (385,775)          (254,707)
      Loss on sale of division                          (948,312)                  0             (948,312)                 0
      Other income (expense) net                        (158,281)              4,104             (232,499)            34,337
                                               ------------------   -----------------     ----------------   ----------------
                 Total other income (expense)         (1,299,496)           (171,566)          (1,566,586)          (220,370)
                                               ------------------   -----------------     ----------------   ----------------

Loss before income taxes                              (2,499,934)             39,180           (3,805,328)           (16,786)

Income tax expense (benefit)                                   0              16,123                    0             (5,677)
                                               ------------------   -----------------     ----------------   ----------------

Net earnings (loss)                            $      (2,499,934)   $         23,057      $    (3,805,328)   $       (11,109)
                                               ==================   =================     ================   ================

Earnings (loss) per common share
       Basic                                   $          (0.47)    $           0.01      $         (0.72)   $         (0.00)
       Diluted                                 $          (0.47)    $           0.00      $         (0.72)   $         (0.00)

Weighted average common shares outstanding
       Basic                                          6,321,553            4,234,009            5,932,173          4,165,952
       Diluted                                        6,321,553            6,486,509            5,932,173          4,165,952




        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Uaudited)


                                                                                              Six months ended
                                                                                     ------------------------------------
                                                                                         March 31,          March 31,
                                                                                           1999               1998
                                                                                     -----------------  -----------------


Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
     Net loss                                                                        $      (3,805,328) $         (11,109)
     Adjustments to reconcile net loss to net cash
       used in operating activities
          Depreciation and amortization                                                        191,307            241,937
          Bad debts                                                                             13,247             14,527
          Interest on debenture conversion                                                      98,571                  0
          Loss on sale of cable division                                                       948,312                  0
          Contingent stock San Jose agreement                                                        0            (40,000)
          Loss on disposal of equipment                                                              0             16,534
          Changes in asset and liabilities
             Trade accounts receivable                                                       1,005,502           (779,795)
             Inventories                                                                       334,368           (963,648)
             Prepaid expenses and other assets                                                (166,211)          (164,054)
             Accounts Payable                                                                 (513,019)           489,269
             Accrued liabilities                                                               619,125           (263,156)
             Income taxes                                                                            0             21,454
                                                                                     -----------------  -----------------
                        Total adjustments                                                    2,531,202         (1,426,932)
                                                                                     -----------------  -----------------
                        Net cash used in operating activities                               (1,274,126)        (1,438,041)
                                                                                     -----------------  -----------------


   Cash flows from investing activities
     Purchase of property and equipment                                                        (76,395)          (158,967)
     Proceeds from sale of division                                                                  0                  0
     Issuance of notes receivable                                                             (614,920)           (72,760)
     Collections on notes receivable                                                                 0             22,800
                                                                                     -----------------  -----------------
                        Net cash used in operating activities                                 (691,315)          (208,927)
                                                                                     -----------------  -----------------


                                   (Continued)

                             Pen Interconnect, Inc.

                       STATEMENTS OF CASH FLOWS - CONTINED
                                   (Uaudited)


                                                                                              Six months ended
                                                                                     ------------------------------------
                                                                                         March 31,          March 31,
                                                                                           1999               1998
                                                                                     -----------------  -----------------
Cash flows from financing activities
  Principal payments on notes payable                                                                0           (574,902)
  Net change in line of credit                                                                (393,513)           653,801
  Proceeds from bridge loan                                                                    900,000                  0
  Principal payments on bridge loan                                                           (800,000)          (100,000)
  Principal payments on long-term obligations                                                 (153,217)          (174,767)
  Proceeds from issuance of subordinated debentures                                                  0          1,000,000
  Proceeds from issuance of long-term obligation                                                     0            500,000
  Proceeds from sale of common stock                                                           213,075            181,999
  Proceeds from issuance of preferred stock                                                  1,800,000                  0
                                                                                     -----------------  -----------------
                        Net cash provided by financing activities                            1,566,345          1,486,131
                                                                                     -----------------  -----------------
Net decrease in cash and cash equivalents                                                     (399,096)          (160,837)
Cash and cash equivalents at beginning of period                                               657,777            272,148
                                                                                     -----------------  -----------------
Cash and cash equivalents at end of period                                           $         258,681  $         111,311
                                                                                     =================  =================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
    Interest expense                                                                 $         287,204  $         243,728
    Income tax expense                                                               $               0  $               0


Noncash investing and financing activities
During the first and second quarters of FY 99 $1,150,000 of subordinated debentures were converted into 1,566,741 shares of common stock. Along with the conversion on the debentures, $98,571 of unamortized interest on the subordinated debentures was charged to interest expense.

During the second quarter of FY 99, $1,800,000 of Series A Preferred Stock was issued. Of this amount, $800,000 was used directly to pay off $800,000 of bridge loans made to the Company during the first quarter of FY 99.

The letter of intent for the sale of the MotoSat division to James Pendleton, Pen's former Chairman and CEO, all assets and liabilities of the MotoSat division will be transferred to Mr. Pendleton in exchange for an elimination of future obligations to pay retirement benefits under Mr. Pendleton's employment contract. If the transaction had been closed as of March 31, 1999 it would have yielded a gain of $60,072, representing the excess of liabilities over assets to be transferred. This gain must be deferred pending the closing of this transaction, which is anticipated for summer 1999.



        The accompanying notes are an integral part of these statements.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





NOTE A - ACQUISITIONS/DISPOSITIONS

Laminating Technologies Inc.

On December 23, 1998, the Company signed a definitive agreement to merge with Laminating Technologies Inc. (LTI). On April 2, 1999 the Company and LTI mutually terminated this definitive agreement to merge.

Cables To Go Inc.

On January 29, 1999 the Company signed an agreement to sell certain assets and transfer certain liabilities of the Cable division to Cables To Go Inc (CTG). CTG purchased certain of the receivables, inventory, machinery equipment and assumed capital lease liabilities for $1,075,000 thus yielding the Company a net loss on the sale of ($948,312).

Mobile Technology Inc.

On February 1, 1999 the Company signed a letter of intent with Mobile Technology Inc. (MTI) to sell all assets and liabilities of the MotoSat division. MTI's principal owner is James Pendleton, a former Chairman and CEO of the Company. The letter of intent calls for MTI to assume all assets and liabilities of the MotoSat division. If the transaction were closed as of March 31, 1999, it would yield a gain to the Company on the sale of $60,071. Pending the closing of the sale, the Company has agreed to maintain and/or provide a $300,000 credit facility with the Company's major lender. The Company anticipates closing the transaction when MTI is able to secure independent sources of financing. In the interim, MTI has assumed operational control of the MotoSat division but the Company retains ownership of the MotoSat division's receivables and inventory which are collateral for the Company's credit facility.

Inasmuch as the Company is still at risk for the credit facility made available to MTI, on the receivables and inventory currently being submitted to finance the current operations of MotoSat, the Company has recorded the position of financial condition as of the date of the letter of intent only (February 1, 1999). Assets and liabilities have been reclassified as "Assets /Liabilities Transferred Under Contractual Arrangements" on the balance sheet at March 31, 1999.

Transdigital Communications Inc.

In December 1998, the Company signed a nonbinding letter of intent to negotiate a possible merger with Transdigital Communications Inc. (TCC). TCC is a privately held developer of entertainment and database systems for the transportation markets which includes narrow bodied commercial aircraft and cruise ships. Pen and TCC are currently engaged in due diligence investigations and the negotiation of terms for definitive contracts.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





NOTE B - INVENTORIES

Inventories consist of the following:

                                              March 31,           September 30,
                                               1999               1999
                                          ---------------     ------------------
Raw materials (net of allowance)          $     1,942,174     $        2,253,933
Work-in-process                                   835,056              1,391,664
Finished goods                                          -                 35,572
                                          ---------------     ------------------
                                          $     2,777,230     $        3,680,169
                                          ===============     ==================


NOTE C - BRIDGE LOANS

During the 1st quarter of FY 1999 the Company secured two bridge loans both of which were to be repaid with funds to be received from the merger with LTI. The term of each loan was 90 days and carried an interest rate of 8 percent. One bridge loan was secured in November for $500,000 and the other in December for $400,000. Both bridge loans were subsequently repaid from proceeds received from the issuance of preferred stock. (See Note E)


NOTE D - WARRNATS TO PURCHASE COMMON STOCK

During the first quarter of FY 1999 the Company issued warrants to purchase 490,000 shares of the Company's common stock. The following table outlines the features of these warrants:

   Number of               Exercise                 Expiration
   warrants                 price                      date
---------------        ----------------       ----------------------
150,000                     $1.000                     October 2002
125,000                     $0.875                     October 2002
215,000                     $0.875                    November 2001


During the second quarter of FY 1999 the Company issued warrants to purchase 160,000 shares of common stock in conjunction with the issuing of a Series A Preferred Stock. The terms of the conversion of the warrants to shares of common stock are discussed in Note E.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





NOTE E - PREFERRED STOCK

The Company has issued two series of Preferred Stock. Series A was issued in February 1999 consisting of 1,800 shares, par value $0.01 per share, for $1,000 per share. Series B was issued in April 1999 at the same price but only 1,000 shares were issued. As mentioned in Note C, part of the funds raised from the issuance of this stock were used to repay the bridge loans made earlier in the fiscal year. After repayment of the bridge loans and paying $238,500 in fees and expenses, the net cash raised by the Company for operations was $1,665,500. Both series of Preferred Stock carry a 16 percent dividend rate which is paid quarterly.

Both issuances of Preferred Stock are convertible into shares of the Company's Common Stock. Each share of Series A Preferred Stock is convertible into an amount of shares of Pen Common Stock equal to $1,000 divided by the average of the two lowest closing bid prices for Pen Common Stock during the period of 22 consecutive trading days ending with the last trading day before the date of conversion, after discounting that market price by 15 percent (the "Conversion Price"). The maximum Conversion Price for the Series A Preferred Stock is $1.17 per share. The shares of Series B Preferred Stock are convertible into Common Stock at the same Conversion Price as the Series A Preferred Stock with a maximum Conversion Price of $0.79 per share. Warrants to acquire 335,453 shares of Common Stock at conversion prices ranging from $0.86 to $1.434 per share were also issued to the purchasers of the Series A and Series B Preferred Stock. The Warrants expire three years from date the Preferred Stock and warrants were initially issued.


NOTE F - EARNINGS (LOSS) PER SHARE

Basic  earnings  (loss) per common  share is computed by dividing  net  earnings
(loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

For the three and six months ended March 31, 1999, net loss attributable to common shareholders includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A Preferred Stock and related warrants. (See Note E). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A Preferred Stock can be converted and the value assigned to the Series A Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the loss per common share.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





NOTE F - EARNINGS (LOSS) PER SHARE - CONTINUED

Basic and diluted loss per common share were calculated as follows:

                                                  Three              Six
                                                 months              months
                                                  ended              ended
                                                 March 31,           March 31,
                                                  1999               1999
                                             ---------------     --------------
Net loss                                     $    (2,499,934)    $   (3,805,328)
Preferred dividends                                  (30,773)           (30,773)
Imputed dividend from beneficial
   conversion feature                               (449,438)          (449,438)
                                             ---------------     ---------------
           Net loss attributable to
              common stockholders            $    (2,980,145)    $   (4,285,539)
                                             ===============     ===============
Weighted-average common and
   common equivalent shares                  $     6,321,553     $    5,932,173
Loss per common share                                  (0.47)    $        (0.72)

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------


FORWARD-LOOKING STATEMENTS. This report contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933 as amended, and section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. Actual results are uncertain and may be impacted by the following factors. In particular, certain risks and uncertainties that may impact the accuracy of the forward-looking statements with respect to revenues, expenses and operating results include without limitation, cycles of customer orders, general economic and competitive conditions and changing consumer trends, technological advances and the number and timing of new product introductions, shipments of products and components from foreign suppliers, and changes in the mix of products ordered by customers. As a result, the actual results may differ materially from those projected in the forward- looking statements.

Because of these and other factors that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the six months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1998.

General

Pen Interconnect, Inc. is a provider of contract manufacturing services for original equipment manufacturers. It builds electronic systems and subsystems for customers in a range of industries including computers, consumer electronics, industrial and medical instrumentation, avionics, communications, and semiconductor applications. Pen Interconnect's services include product design and prototyping, systems assembly, software duplication, packaging, and warehousing.

Pen Interconnect, Inc. provides the total manufacturing solution including circuit design, board design from schematic, mechanical and product design, prototype assembly, volume board assembly, system services and end-user distribution. The Company was incorporated under the laws of the State of Utah on September 30, 1985. Pen Interconnect, Inc. has support manufacturing facilities in California, Utah and China.

Sale of Divisions

January 29, 1999 the Company sold the Cable division in order to reduce the losses being incurred each month and focus on more strategically promising divisions. The sale of the Cable division resulted in a loss to the Company of ($948,312). Although the transaction yielded a substantial loss, the Company anticipates reducing losses by approximately $170,000 per month. The agreement with CTG also provides for royalty payments equal to 2 percent of sales to be paid quarterly up to an amount of $600,000, of which $150,000 is guaranteed.

Results of Operations

Net sales. Net sales for the Company decreased $870,649 or approximately 24 percent for the three month period ended March 31, 1999 as compared to the same period in the prior year. This decrease resulted primarily from the sale of the Cable division in January 1999 and a decline in the sales at the InCirT division as the contract expansion for a major customer was completed and sales returned to regular levels. Net sales for the six months ending March 31, 1999 decreased $17,528 or 0.2 percent from the same period during the prior fiscal year. The contract expansion in the InCirT division was still ongoing the first fiscal quarter which offset the decline of sales following the sale of the Cable division in the second quarter.

Cost of sales. Cost of sales as a percentage of net sales have increased to approximately 85 percent for the three months ended March 31, 1999 as compared to 77 percent for the same period in the prior year. This increase is due to a decline in sales at the InCirT division and the impact of fixed manufacturing costs on a lower sales base. Cost of sales as a percentage of net sales for the first six months of fiscal 1999 increased to 92 percent compared to 78 percent for the same period last year. This increase was further worsened by declining sales in the Cable division during the first quarter with no corresponding reduction in overhead costs. The increase was also due to a decrease in the margins on a major contract at the InCirT division.

Operating expenses. Operating expenses increased $981,988 or 152 percent for the three months ended March 31, 1999 over the same three month period during the prior fiscal year. For the first six months of fiscal 1999, operating expenses increased $1,354,156 or 90 percent compared to the same period from the prior fiscal year. The increases for both the second quarter and for the six months were mostly associated with an increase in general and administrative expenses of $916,914 and $1,037,515, respectively. The increases in general and administrative expenses during the second quarter are primarily responsible for the increase. These included (1) $208,599 in professional fees associated with the issuance of the Company's Series A preferred stock, the negotiation of proposed merger agreements and agreements for the sale of the Cable and Motosat divisions, and Nasdaq compliance hearings, (2) $429,259 for financial representation services, and (3) $97,000 in supplemental payroll expenses associated with the termination of employees with the sale of the Cable division. Operating expenses also increased for the quarter and for the six months due to the need to expense rather than capitalize certain development costs at the PowerStream division.

Other income and expenses. Other expenses increased $351,184 net of the loss on the sale of the Cable division or 205 percent for the three months ended March 31, 1999 as compared to the same period in the prior year. These expenses also increased $618,274 or 281 percent for the first six months of fiscal 1999 as compared to the same period in the prior fiscal year. The increases in other expenses for the second quarter of fiscal 1999 primarily include brokerage fees and other expenses in connection with the issue of the Series A Preferred Stock in the second quarter and of subordinated debentures during the prior fiscal year. Interest expense for both the second quarter and for the first six months of fiscal 1999 are higher than corresponding amounts from the prior year because of interest expense associated with the favorable conversion feature of the subordinated debentures issued during the prior fiscal year.

Net earnings (loss) and earnings (loss) per share. Net loss for the second fiscal quarter ended March 31, 1999 totaled ($2,499,934) or ($0.40) per basic share, compared with a gain of $23,057 or $0.01 per basic share for the second quarter of fiscal 1998. The change in the loss per basic share of ($0.41) is mostly comprised of ($0.15) related to the increase in General and Administrative expenses, ($0.03) related to the increase in other expenses, ($0.07) related to the decline in sales and the decline in profit margins on sales, and ($0.15) related to the loss on the sale of the Cable division. The loss for the first six months of fiscal 1999 of $3,805,328 or ($0.64) per basic share was ($0.64) per share more than that of the first six months of the prior fiscal year. The change in loss per basic share for this period was mostly comprised of ($0.17) related to the increase in General and Administrative expenses, ($0.05) related to the increase in development costs, ($0.04) related to the increase in Other Expenses, ($0.18) related to the decline in margins on sales, and ($0.16) related to the loss on the sale of the Cable division.

Liquidity and Capital Resources

The working capital deficit at March 31, 1999 is ($668,388) compared to ($2,263,049) at December 31, 1998 and ($1,714,606) at September 30, 1998. The
decrease in negative working capital is primarily due to 1) the decrease in accounts payable and the Company's line of credit from the proceeds of the sale of the Cable division, and 2) the issuance during the second quarter of the Series A Preferred Stock.

During the second quarter of fiscal 1999 the Company sustained losses from operations of ($1,200,438) compared to a loss incurred during the first fiscal quarter of ($1,038,304). The Company's management believes that a significant portion of the losses in the second quarter were due to nonrecurring items. These include increases in general and administrative expenses related to merger and divisional sale transactions. If these nonrecurring items were excluded, the Company's management believes that the loss from operations in the second quarter would have been only $600,000, or roughly half of that incurred during the first quarter.

Cash from operations has not been sufficient during the recent quarter or during the current fiscal year to cover expenses. Pen anticipates an increase in sales and new contracts with more profitable margins generating a return to profitability beginning in the third quarter of fiscal 1999. Pen's management has also taken steps to reduce losses by selling the Cable division to CTG Inc and by signing a letter of intent to sell the MotoSat division. With the sale of the these two divisions, Pen expects to save approximately $170,000 per month in operating costs and interest. The sale of the Cable division yielded proceeds of $1,075,000.

Pen's management estimates that approximately $1 million may have to be raised to sustain operations. Funds have been realized from the issuance of Series A Preferred Stock and Series B Preferred Stock in the second and third fiscal quarters of fiscal 1999. The issuance of the Series A Preferred Stock raised $850,000 after payment of $150,000 in fees and applying $800,000 towards the repayment of two bridge loans made to Pen during the first quarter of fiscal 1999. The sale of the Cable and Moto-Sat divisions, the anticipated increases in sales from the remaining divisions and the anticipated return to profitability should generate sufficient cash to fund operations for the rest of calendar year 1999. However, Pen may be unable to raise funds and the anticipated increases in sales may not occur.

Inflation and Seasonality

The Company does not believe that it is significantly impacted by inflation. The Company has been marginally influenced with seasonality of sales in the past. With the sale of the Cable and MotoSat divisions, the Company is even less impacted by seasonality than before.

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

The Company believes its current IT systems are year 2000 compliant. The Company is currently conducting an inventory of non-IT systems which may have inadequate date coding and will commence efforts to remedy any non-compliant systems by the end of the first quarter of 1999. Third party suppliers and customers present a different problem in that the Company cannot control the efforts of such third parties. The Company anticipates requesting confirmations from third party suppliers that they are year 2000 compliant to avoid disruptions of services and supplies. However, any failure on the part of such companies with whom the Company transacts business to be year 2000 compliant on a timely basis may adversely affect the operations of the Company.

                                     PART II

                                OTHER INFORMATION



Item 1. Legal Proceedings.

From time to time the Company has been a party to various legal proceedings arising in the ordinary course of business. The Company has had a judgement made against it pertaining to an obligation of $79,000 to YC Intl. which has not been paid. Agreements made with the legal counsel of YC Intl. Call for monthly payments of $10,000 to be made. To date the Company has made payments of $20,000 towards this obligation.

Item 2. Changes in the Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None during the quarter.

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits

         11  Calculation of earnings (loss) per share.

         27  Financial Data Schedule.

B. Reports on Form 8-K

On February 17, 1999, the Company filed a report on Form 8-K reporting the sale of the Cable division, the execution of the merger agreement with LTI, and the issuance of the Series A Preferred Stock. It consisted of: Item 2. Acquisition or Disposition of Assets, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information, and Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PEN INTERCONNECT, INC.

                                   By:  /s/ Stephen J Fryer
                                   Stephen J. Fryer
                                   President and CEO


                                   By: /s/ Robert J. Albrecht
                                   Robert J. Albrecht
                                   CFO, Principal Accounting
                                   Officer and Vice-Chairman

Exhibit 11

                             Pen Interconnect, Inc.

                        CALCULATION OF EARNINGS PER SHARE
                                   (Uaudited)


                                                             Three months ended                     Six months ended
                                                    --------------------------------------   ----------------------------------
                                                         March 31,           March 31,          March 31,          March 31,
                                                           1999                1998                1999              1998
                                                    -------------------  -----------------   ----------------   ---------------

Earnings (loss) available to common shareholders    $        (2,980,145) $          23,057   $     (4,285,539)  $       (11,109)
                                                    ===================  =================   ================   ===============

Basic EPS
---------------------------------------------
     Common shares outstanding entire period                  6,069,160          4,147,863          5,018,437         4,072,863
     Weighted average common shares issued                      252,393             86,146            913,736            93,089
                                                    -------------------  -----------------   ----------------   ---------------

     Weighted average common shares outstanding
        during period                                         6,321,553          4,234,009          5,932,173         4,165,952
                                                    ===================  =================   ================   ===============

     Earnings (loss) per common shares                            (0.47)              0.01              (0.72)            (0.00)

Diluted EPS
---------------------------------------------
     Weighted average common shares outstanding
        during period - basic                                 6,321,553          4,234,009          5,932,173         4,165,952
     Dilutive effect of stock options and warrants                    0          2,252,500                  0                 0
                                                    -------------------  -----------------   ----------------   ---------------

     Weighted average common shares outstanding
        during period - diluted                               6,321,553          6,486,509          5,932,173         4,165,952
                                                    ===================  =================   ================   ===============

     Earnings (loss) per common share -
        assuming dilution                           $             (0.47) $            0.00   $          (0.72)  $          (0.00)
