Form 10QSB
period 1999-06-30
PEN INTERCONNECT INC
filed 1999-08-19
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended     June 30, 1999

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

      For the transition period from                  to

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

           UTAH                                        87-0430260
(State or other jurisdiction of             (I.R.S. Employer Identification No)
incorporation or organization)

    1601 Alton Parkway Irvine, Ca.              92606
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

                                                          Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of August 3, 1999 the issuer had 7,976,089 shares of its common stock, par value $0.01 per share, issued and outstanding. Transitional Small Business Disclosure Format (check one):

                                                         Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

          Financial Information                                               3

          Balance Sheets at June 30, 1999
          (unaudited) and September 30, 1998                                4-5

          Statements of Operations  for the three months
          ended June 30, 1999 and 1998 (unaudited) and                        6
          nine month periods ended June 30, 1999 and 1998 (unaudited)

          Statements of Cash Flows for the nine months
          ended June 30, 1999 and 1998 (unaudited)                          7-9

          Notes to Condensed Financial Statements (unaudited)             10-13

Item 2    Management's Discussion and Analysis or
          Plan of Operation                                               14-18

PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                  19

Item 2    Changes in the Securities and Use of Proceeds                      19

Item 3    Defaults Upon Senior Securities                                    20

Item 4    Submission of Matters to a Vote of Security Holders                20

Item 5    Other Information                                                  20

Item 6(a).   Exhibits

Item 6(b).  Reports on Form 8-K                                              20

Signatures                                                                   21

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION

                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of June 30, 1999 and the audited balance sheet as of September 30, 1998 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three and nine months ended June 30, 1999 and 1998, and the unaudited condensed statements of cash flows for the nine months ended June 30, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1998. The results of operations for the nine months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending September 30, 1999.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                       June 30,           September 30,
                                                                                         1999                 1998
                                                                                  ------------------   -------------------
                                                                                     (unaudited)
                                 CURRENT ASSETS
      Cash and cash equivalents                                                       $      26,478         $     657,777
      Receivables
      Trade accounts less allowance for
         doubtful accounts of $67,434 at June 30, 1999
         $108,575 at September 30, 1998, respectively                                     3,831,713             3,350,970
      Current maturities of notes receivable                                                765,390                35,675
      Investments in common stock                                                                 -               242,739
      Inventories                                                                         4,583,076             3,680,169
      Prepaid expenses and other current assets                                             345,804               261,375
      Deferred tax asset                                                                     41,324                41,324
                                                                                  ------------------   -------------------
                 Total current assets                                                     8,270,029             9,593,785


                         PROPERTY AND EQUIPMENT, AT COST
      Production Equipment                                                                1,288,623             2,624,513
      Furniture and fixtures                                                                165,596               837,594
      Transportation equipment                                                               22,149                83,522
      Leasehold improvements                                                                260,074               613,248
                                                                                  ------------------   -------------------
                                                                                          1,736,443             4,158,877
      Less accumulated depreciation                                                         219,854             1,680,266
                                                                                  ------------------   -------------------
                                                                                          1,516,589             2,478,611


                                  OTHER ASSETS
      Notes receivable, less current maturities                                               2,066                 3,989
      Investments in common stock                                                                 -               482,220
      Deferred income taxes                                                               1,326,903               725,667
      Goodwill and other intangibles, net                                                 2,012,565             2,031,685
      Assets transferred under contractual arrangement                                      454,742                     0
      Other                                                                                  14,864                98,455
                                                                                  ------------------   -------------------
                 Total other assets                                                       3,811,140            3,342,016
                                                                                  ------------------   -------------------
                                                                                       $ 14,921,514         $ 14,090,656
                                                                                  ==================   ===================



              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                       LIABILITIES AND STOCKHOLDERS EQUITY


                                                                                       June 30,           September 30,
                                                                                         1999                 1998
                                                                                  ------------------   -------------------
                                                                                     (unaudited)
                               CURRENT LIABILITIES
      Subordinated debentures                                                      $               -      $     1,401,429
      Line of credit                                                                      3,531,814             4,064,361
      Current maturities of long-term obligations                                         1,527,499             1,132,538
      Current maturities of capital leases                                                  109,054                69,621
      Dividends payable                                                                     146,148                     -
      Accounts payable                                                                    3,029,974             2,926,797
      Accrued liabilities                                                                   174,853               389,889
                                                                                  ------------------   -------------------
                 Total current liabilities                                                8,519,342             9,984,635

                            LONG TERM OBLIGATIONS, less current
                    maturities                                                               10,086                51,965

                                CAPITAL LEASE OBLIGATIONS, less
                    current maturities                                                      286,594                22,333

         LIABILITIES TRANSFERRED UNDER
         CONTRACTUAL ARRANGEMENTS                                                           514,813                     -

                                          DEFERRED INCOME TAXES                             165,755               165,755
                                                                                  ------------------   -------------------
                 Total liabilities                                                        9,496,590            10,224,688

                              STOCKHOLDERS' EQUITY
                    Preferred stock, $0.01 par value
                         authorized 5,000,000 shares, 1,800,000
                         issued and outstanding at March 31, 1999                                28                     -
                    Common stock, $0.01 par value,
                         authorized 50,000,000 shares, issued and
                         outstanding 6,864,838 shares at March 31,
                         1999 and 5,018,437 at September 30, 1998                            79,761                50,184
                    Additional paid-in capital                                           16,324,193            10,890,022
                    Accumulated deficit                                                 (10,832,910)           (7,074,238)
                    Dividends                                                              (146,148)                    -
                                                                                  ------------------   -------------------
                 Total stockholders' equity                                               5,424,924             3,865,968
                                                                                  ------------------   -------------------
                                                                                       $ 14,921,514          $ 14,090,656
                                                                                  ==================   ===================



              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended                      Nine months ended
                                               ------------------------------------     ----------------------------------
                                               --------------------------------------     -----------------------------------
                                                    June 30,            June 30,              June 30,           June 30,
                                                      1999                1998                  1999               1998
                                               ------------------   -----------------     ----------------   ----------------

Net Sales                                           $  5,098,525        $  4,510,112          $12,684,444        $12,113,556
Cost of sales                                          4,253,409           3,534,452           11,221,585          9,431,973
                                               ------------------   -----------------     ----------------   ----------------
                                                         845,116             975,660            1,462,859          2,681,583
      Gross profit

Operating expenses
      Sales and marketing                                 22,002             192,071              139,414             89,538
      Research and development                         (188,983)              49,675              303,650            243,044
      General and administrative                         509,943             477,792            2,564,985          1,647,358
      Depreciation and amortization                      110,592             122,288              301,898            364,225
                                               ------------------   -----------------     ----------------   ----------------
                 Total operating expenses
                                                         453,554             841,826            3,309,947          2,344,165
                                               ------------------   -----------------     ----------------   ----------------

      Operating income, (loss)                           391,562             133,834          (1,847,088)            337,418

Other income (expense)
      Interest expense                                  (96,947)           (163,699)            (485,437)          (690,287)
      Gain on sale of division                                 -                   -              196,628                  -
      Other income (expense) net                       (849,284)              84,318          (2,224,011)            118,655
                                               ------------------   -----------------     ----------------   ----------------
                 Total other income (expense)
                                                       (946,231)            (79,381)          (2,512,820)          (571,632)
                                               ------------------   -----------------     ----------------   ----------------

Earnings (loss) before income taxes                    (554,669)              54,453          (4,359,908)          (234,214)

Income tax expense (benefit)                           (601,236)              21,781            (601,236)               (19)
                                               ------------------   -----------------     ----------------   ----------------

                      Net earnings (loss)          $      46,567       $      32,672         $(3,758,672)      $   (234,195)
                                               ==================   =================     ================   ================

Earnings (loss) per common share
      Basic                                      $        (0.09)      $         0.01       $        (0.69)    $        (0.06)
      Diluted                                    $        (0.09)      $         0.01       $        (0.69)    $        (0.06)

Weighted average common shares outstanding
         Basic                                         7,693,650           4,234,009            6,538,820          4,165,952
         Diluted                                       7,693,650           6,486,509            6,538,820          4,165,952




              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Nine months ended
                                                                                     ----------------------------------
                                                                                     ------------------------------------
                                                                                         June 30,           June 30,
                                                                                           1999               1998
                                                                                     -----------------  -----------------
                Increase (decrease) in cash and cash equivalents
                      Cash flows from operating activities

Net loss                                                                              $    (3,758,672)  $       (234,195)
        Adjustments to reconcile net loss to net cash
         used in operating activities

                Depreciation and amortization                                                 301,898            687,405
                Bad debts                                                                      99,625              3,420
                Stock issued in exchange for services                                         524,377                  -
                Interest on debenture conversion                                              104,861                  -
                Gain on sale of cable division                                               (196,628)                 -
                Provision for asset impairment                                              1,869,900                  -
                Deferred taxes                                                               (601,236)            27,112
                Contingent stock San Jose agreement                                                 -            (40,000)
                Loss on disposal of equipment                                                       -             16,534
                Changes in asset and liabilities
                     Trade accounts receivable                                             (1,071,674)        (1,632,294)
                     Inventories                                                           (1,471,476)        (2,305,763)
                     Prepaid expenses and other assets                                         82,182           (306,138)
                     Accounts Payable                                                         386,861            974,725
                     Accrued liabilities                                                     (175,886)          (254,795)
                                                                                     -----------------  -----------------
                        Total adjustments                                                    (147,196)         (2,829,794)
                                                                                     -----------------  -----------------
                        Net cash used in
                           operating activities                                            (3,905,868)        (3,063,989)
                                                                                     -----------------  -----------------


Cash flows from investing activities
        Purchase of property and equipment                                                  (751,860)           (202,353)
        Proceeds from sale of investments                                                          -             389,250
        Issuance of notes receivable                                                        (611,169)            (89,195)
        Collections on notes receivable                                                            -              22,800
                                                                                     ----------------   -----------------
                                                                                     -----------------  -----------------
                        Net cash used in
                           operating activities                                             (1,363,029)           120,502
                                                                                     -----------------  -----------------



                                   (Continued)

                                          Pen Interconnect, Inc.

                                   STATEMENTS OF CASH FLOWS - CONTINED
                                               (Unaudited)


                                                                                             Nine months ended
                                                                                     ----------------------------------
                                                                                     ------------------------------------
                                                                                         June 30,           June 30,
                                                                                           1999               1998
                                                                                     -----------------  -----------------


Cash flows from financing activities

   Principal payments on notes payable                                                              -           (641,505)
   Proceeds from issuance of notes payable                                                    816,411                  -
   Net change in line of credit                                                               215,954          1,557,851
   Proceeds from bridge loan                                                                  900,000                  -
   Principal payments on bridge loan                                                         (900,000)          (100,000)
   Principal payments on long-term obligations                                                  8,586           (265,668)
   Proceeds from issuance of subordinated debentures                                                -          1,910,000
   Proceeds from issuance of long-term obligation                                             395,648            500,000
   Proceeds from sale of common stock                                                         400,999            705,058
   Proceeds from issuance of preferred stock                                                2,800,000                  -
                                                                                     -----------------  -----------------
                                                                                     -----------------  -----------------
                        Net cash provided by
                           financing activities                                             4,637,598          3,665,736
                                                                                     -----------------  -----------------
                                                                                     -----------------  -----------------
                              Net increase (decrease) in cash and cash equivalents           (631,299)          722,249
                                  Cash and cash equivalents at beginning of period            657,777            272,148
                                                                                     -----------------  -----------------
                                        Cash and cash equivalents at end of period             26,478             994,397
                                                                                     =================  =================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest expense                                                                $        380,576   $        370,028
     Income Tax expense                                                              $              -   $              -


Noncash investing and financing activities
During the first nine months of FY 99 $1,401,429 of subordinated debentures were converted into 1,942,914 shares of common stock. Along with the conversion on the debentures, $104,861 of unamortized interest on the subordinated debentures was charged to interest expense.

During the second and third quarters of FY 99, $1,800,000 of Series A Preferred Stock and $1,000,000 of Series B Preferred Stock was issued. Of this amount, $900,000 was used directly to pay off $900,000 of bridge loans made to the Company during the first quarter of FY 99.




                                   (Continued)

                             Pen Interconnect, Inc.

                       STATEMENTS OF CASH FLOWS - CONTINED
                                   (Unaudited)


The letter of intent for the sale of the MotoSat division to James Pendleton, Pen's former Chairman and CEO, states that all assets and liabilities of the MotoSat division will be transferred to Mr. Pendleton in exchange for an elimination of future obligations to pay retirement benefits under Mr. Pendleton's employment contract. If the transaction had been closed as of June 30, 1999 it would have yielded a gain of $60,071, representing the excess of liabilities over assets to be transferred. This gain is being deferred pending the closing of this transaction, which is anticipated for summer 1999. As of August 3, 1999 MotoSat has secured its own lending source which is expected to be finalized in the month of August. When the credit agreement between MotoSat and their lender is finalized, the risk of ownership will pass to MotoSats new owners and the journal entry reflecting the sale will be recorded.

During the first nine months of FY 99, a determination was made that certain assets and liabilities having a net book value of $1,869,900 had lost their value and benefit to the corporation and were written off. At the same time, a valuation allowance of $601,236 to reduce the value of deferred tax assets at the end of FY 98 was adjusted based on current and projected earnings.

During the third quarter of FY 99 675,000 shares of common stock were issued to outside consultants for services performed. At the date of issuance, the market value of the stock issued was $756,487.













              The accompanying notes are an integral part of these
                                  statements.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE A - ACQUISITIONS/DISPOSITIONS

       Laminating Technologies Inc.

       On December 23, 1998, the Company signed a definitive agreement to acquire Laminating Technologies Inc. (LTI). On April 2, 1999 the Company and LTI mutually terminated this definitive agreement.

       Cables To Go Inc.

       On January 29, 1999 the Company signed an agreement to sell certain assets and transfer certain liabilities of the Cable division to Cables To Go Inc (CTG). CTG purchased certain of the receivables, inventory, machinery equipment and assumed capital lease liabilities for $1,075,000 thus yielding the Company a gain on the sale of $196,628. Concurrently, the Company determined that asset relating to the Cable division that were not purchased by CTG had no future value and were therefore written off. The book value of the assets written off was $1,147,807.

       Mobile Technology Inc.

       On February 1, 1999 the Company signed a letter of intent with Mobile Technology Inc. (MTI) to sell all assets and liabilities of the MotoSat division. MTI's principal owner is James Pendleton, Chairman and former CEO of the Company. The letter of intent calls for MTI to assume all assets and liabilities of the MotoSat division. If the transaction were closed as of June 30, 1999, it would yield a gain to the Company on the sale of $60,071. Pending the closing of the sale, the Company has agreed to maintain and/or provide a $300,000 credit facility for MTI with the Company's major lender. The Company anticipates closing the transaction when MTI is able to secure independent sources of financing. In the interim, MTI has assumed operational control of the MotoSat division but the Company retains ownership of the MotoSat division's receivables and inventory which are collateral for the Company's credit facility.

       Inasmuch as the Company is still at risk for the credit facility made available to MTI, on the receivables and inventory currently being submitted to finance the current operations of MotoSat, the Company has recorded the position of financial condition as of the date of the letter of intent only (February 1, 1999). Assets and liabilities have been reclassified as "Assets /Liabilities Transferred Under Contractual Arrangements" on the balance sheet at June 30, 1999.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





NOTE A - ACQUISITIONS/DISPOSITIONS - CONTINUED

       Transdigital Communications Corporation

       In July 1999, the Company signed an agreement to merge with Transdigital Communications Corporation (TCC). The agreement would result in a reverse merger with TCC management becoming the management of the new company. The Company's management is continuing to monitor the progress of TCC's business before presenting the agreements for final director and shareholder approval. The closing of the merger is conditioned upon such approval as well as other terms and conditions.


NOTE B - INVENTORIES

       Inventories consist of the following:
                                          June 30,            September 30,
                                           1999               1998
                                      ---------------     ------------------
Raw materials (net of allowance)      $     2,558,829     $        2,253,933
Work-in-process                             1,944,591              1,391,664
Finished goods                                 79,656                 35,572
                                      ---------------     ------------------
                                            4,583,076               3,680,169
                                      ===============     ==================


NOTE C - BRIDGE LOANS

       During the 1st quarter of FY 1999 the Company secured two bridge loans both of which were to be repaid with funds to be received from the merger with LTI. The term of each loan was 90 days and carried an interest rate of 8 percent. One bridge loan was secured in November for $500,000 and the other in December for $400,000. Both bridge loans were subsequently repaid from proceeds received from the issuance of preferred stock. (See Note E)


NOTE D - WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

       During the first nine months of FY 1999 the Company issued warrants to purchase 1,230,000 shares of the Company's common stock. All warrants were issued at an exercise price which was equal to or above the market price at the time of issuance. The following table outlines the features of these warrants:

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS





NOTE D - WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK - CONTINUED

   Number of          Exercise                 Expiration
   Warrants            Price                      Date
---------------   ----------------       ----------------------
150,000                $1.000                     October 2002
125,000                $0.875                     October 2002
215,000                $0.875                    November 2001
100,000               $1.3700                    February 2002
125,000               $0.0875                     October 2003
160,000               $1.2800                    February 2002
160,000               $0.8600                       April 2002
25,000                $0.8000                         May 2001
20,000                $1.0000                        June 2003
25,000                $1.0000                        June 2002
125,000               $0.8000                      August 2004


       During the first nine months of FY 1999 the Company issued non qualified options to employees to purchase 335,000 shares of common stock. All options granted were at an exercise price which was equal to or above the market price at the time of grant. The following table outlines the features of these options:


   Number of               Exercise                 Expiration
    Options                 Price                      Date
----------------       ----------------       ----------------------
          60,000             $0.8000                    March 2004
         250,000             $0.8000                    April 2004
          25,000             $1.0000                     June 2004


NOTE E - PREFERRED STOCK

       The Company has issued two series of Preferred Stock. Series A was issued in February 1999 consisting of 1,800 shares, par value $0.01 per share, for $1,000 per share. Series B was issued in April 1999 at the same price but only 1,000 shares were issued. As mentioned in Note C, part of the funds raised from the issuance of this stock were used to repay the bridge loans made earlier in the fiscal year. After repayment of the bridge loans and paying $234,500 in fees and expenses, the net cash raised by the Company was $1,665,500. Both series of Preferred Stock carry a 16 percent dividend rate which is paid quarterly. If and when the Company's stock is listed again on NASDAQ the dividend rate will drop to 8 percent.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE E - PREFERRED STOCK - CONTINUED

       Both issuances of Preferred Stock are convertible into shares of the Company's Common Stock. Each share of Series A Preferred Stock is convertible into an amount of shares of Pen Common Stock equal to $1,000 divided by the average of the two lowest closing bid prices for Pen Common Stock during the period of 22 consecutive trading days ending with the last trading day before the date of conversion, after discounting that market price by 15 percent for the Series A shares and 20 percent for the Series B shares (the Conversion Price). The maximum Conversion Price for the Series A Preferred Stock is $1.17 per share and for the Series B Preferred stock is $0.79 per share. Warrants to acquire 320,000 shares of Common Stock at prices ranging from $0.86 to $1.28 per share were also issued to the purchasers of the Series A and Series B Preferred Stock. The Warrants expire three years from date the Preferred Stock and warrants were initially issued.


NOTE F - EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings
       (loss) per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential except for periods when such calculations would be anti dilutive.

       For the three and nine months ended June 30, 1999, net income (loss) attributable to common shareholders includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and B Preferred Stock and related warrants. (See Note E). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and B Preferred Stock can be converted and the value assigned to the Series A and B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the loss per common share. The calculation of earnings per share is included in exhibit 11.

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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1998.

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

During the three months ending June 30, 1999 the Company's InCirt division secured contracts with two new customers. One contract is with Imaging Technologies Corp. (Itec) and the other is with Xtend Micro Products (Xtend). Itec manufactures and sells printers to national and international companies. The Company's contract with Itec is to assemble the controller board which operates the printer, install the controller board and then provide packaging and shipping services. Xtend provides the distribution of battery charges and adapter modules for laptop PC's. At present, the Company would assemble the circuit boards for the chargers and adapter modules and then provide packaging and shipping services. The packaging and shipping services are new to the Company's InCirt division but is part of the overall contract of being the sole manufacturer for both of these new contracts.

Merger and Acquisitions

In July 1999, the Company signed an agreement to merge with Transdigital Communications Corporation (TCC). The agreement would result in a reverse merger with TCC management becoming the management of the new company. The Company's management is continuing to monitor the progress of TCC's business before presenting the agreements for final director and shareholder approval. The closing of the merger is conditioned upon such approval as well as other terms and conditions.

Results of Operations

Net sales. Net sales for the Company increased $588,413 or approximately 13 percent for the three month period ended June 30, 1999 as compared to the same period in the prior year. This increase resulted primarily from sales related to two new contracts acquired by the InCirt division during the third quarter of FY 99 of approximately $1,851,000. These sales more than offset the decline in sales of $1,174,411 related to the sale of the Cable and MotoSat divisions during the third quarter of the prior year. Sales for the nine months ended June 30, 1999 were $570,888 or 5 percent more than during the same period from the prior fiscal year. This increase was also primarily due to sales related to the acquisition of two new contracts by the InCirt division during the third quarter of FY 99 of $1,851,000 and increases in sales on existing contracts of approximately $800,000 which were in excess of the decline in sales of $2,041,630 due to the sale of the Cable and MotoSat divisions.

Cost of sales. Cost of sales as a percentage of net sales have increased to approximately 83 percent for the three months ended June 30, 1999 as compared to 78 percent for the same period in the prior year. This increase is due primarily to an increase in fixed manufacturing costs in support of the new contracts acquired by the InCirt division. As sales for these contracts reach their projected levels in the fourth quarter of FY 99 the Company expects to see a drop in the percent of cost of sales to sales ratio inasmuch as these new contracts have more favorable margins than the existing customer base. The increase is also attributable to a decline in margins on an existing contract at the InCirt division which were necessary to accept in order to remain competitive and retain the contract. Cost of sales as a percentage of sales was 88 percent for the nine months ended June 30, 1999 compared to 78 percent for the same period from the prior fiscal year. This increase is also attributable to the increase in fixed manufacturing costs associated with the new contracts acquired by the InCirt division and the decrease in margins on existing contracts mentioned previously.

Operating expenses. Operating expenses decreased $27,060 or 3 percent for the three months ending June 30, 1999 compared to the same period of time in the prior fiscal year. This decrease is net of a positive adjustment of $361,212 related to the recording of development costs associated with the PowerStream division. For the nine months ended June 31, 1999, operating expenses increased $965,782 or 41 percent compared to the same period in FY 98. This increase was mostly associated with an increase in general and administrative expenses of $917,627. The increases in general and administrative expenses occurred mostly during the second quarter and include (1) $208,599 in professional fees associated with the issuance of the Company's Series A and B preferred stock, the negotiation of proposed merger agreements and agreements for the sale of the Cable and Motosat divisions, and Nasdaq compliance hearings, (2) $567,365 for financial representation services, and (3) $97,000 in supplemental payroll expenses associated with the termination of employees with the sale of the Cable division. Operating expenses also increased due to additional research and development costs at the PowerStream division.

Other income and expenses. Other expenses increased $866,850 or 1,092 percent for the three months ended June 30, 1999 compared to the same three month period for the prior fiscal year. This increase is mostly due to a write off of the Company's investment in the stock of Touche Manufacturing Inc. (TMCI) totaling $724,959. Other expenses also increased due to interest income in FY 98 which does not exist in FY 99 and $124,325 in expenses associated with the issuance of Series B Preferred Stock. These increased expenses are offset by higher interest expense related to a favorable conversion feature associated with subordinated debentures which was recorded in FY 98 which does not exist in FY 99. Other expenses increased $1,941,188 or 340 percent for the nine months ended June 30, 1999 compared to the same period for the prior fiscal year. In addition to the items discussed for the third quarter, the Company also recorded a loss on the impairment of assets pertaining to the sale of the Cable division totaling
$1,144,941 and incurred expenses associated with the issuing of the Series A preferred stock totaling $150,000 in the second quarter.

Net earnings (loss) and earnings (loss) per share. Net earnings for the third fiscal quarter ended June 30, 1999 totaled $46,567 or $0.01 per basic share before accrued dividends on preferred stock, compared with a gain of $32,672 or $0.01 per basic share for the third quarter of fiscal 1998. Included in the earnings per share for the third quarter is a loss per share of $0.09 for the write off of the investment of stock in TMCI stock and an increase per share of $0.08 for the elimination on the valuation allowance for the deferred tax asset. For the nine months ended June 30, 1999 the net loss of $3,758,672 resulted in a loss per share of ($0.57) before the accrual for dividends on preferred stock compared to a loss per share of ($0.06) on a loss of $234,195. The decrease in the loss per share of ($0.51) includes ($0.29) related to the write down of impaired assets, (0.14) related to the increase in general and administrative expenses, ($0.19) related to the decline in margins on sales, $0.03 related to the gain on the sale of the Cable division and $0.09 related to the adjustment of the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

The Company has positive working capital of $1,074,443 at June 30, 1999 compared to a working capital deficit of ($668,388), ($2,263,049) and ($1,714,606) at
March 31, 1999, December 31, 1998 and at September 30, 1998 respectively. The increase in working capital has resulted from increased sales and inventory related to two new contracts secured and issuance of the Series B Preferred Stock by the Company during the third quarter of FY 99.

During the third quarter of FY99, the Company achieved earnings from operations of $391,562. These earnings were then impacted by a write off of an investment in the stock of Touche Manufacturing Inc. (TMCI) of $724,959. During the first quarter of FY 99 TMCI was forced into receivership by its lender for non compliance with loan covenants The Company made an unsuccessful attempt to use its shares as a means of acquiring all or part of the business of TMCI. After this unsuccessful bid, it was determined that the investment in TMCI stock was of no value and was therefore written off. Earnings from operations were also impacted by the elimination of the valuation allowance on the deferred tax asset of $601,236 established at the end of FY 98. With the acquisition of the new sales contacts at the InCirt division, the profits from operations earned during the third quarter and the backlog of orders for sales, the Company believes that the asset will begin to be utilized in FY 00.

The Company issued its A series and B series of Preferred Stock in February and April 1999 respectively. The issuance of the Series A Preferred Stock was for $1,800,000 and consisted of 1,800 shares at $1,000 per share. The Series B Preferred Stock was for $1,000,000 and consisted of 1,000 shares also at $1,000 per share. Both issuances raised, net of expenses associated with the issuance and repayment of bridge loans, $1,665,500 to the Company which was used to fund ongoing operations.

Management believes that the new contracts secured at the InCirt division along with new contracts expected in the near future should result in continued profitable operations; however, there can be no assurance that additional contracts can be secured or that the new contracts which have been secured will continue to perform as anticipated.

Despite the improvement in earnings from operations for the current fiscal year the Company still faces tight cash constraints due to vendors' requiring advanced payments or low credit limits. The Company is looking to raise additional funds in the capital markets to assist with the working capital requirements to fund this growth. Pen's management estimates that approximately $1 million may have to be raised to sustain the growth in operations. With the raising of this additional capital, management believes that the cash supplied from operations in the future will be sufficient to sustain operations and reduce the dependency the Company has had on raising cash in the capital markets to sustain operations. If the Company cannot raise the additional capital, growth will be limited and the Company may again incur losses from its operations.

Inflation and Seasonality

The Company does not believe that it is significantly impacted by inflation. The Company has been marginally influenced with seasonality of sales in the past. With the sale of the Cable and MotoSat divisions, the Company is even less impacted by seasonality than before.

Year 2000 Readiness

In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products do not incorporate such date coding so the Company's efforts to address the Year 2000 issue fall in the following three areas: (i) the Company's information technology ("IT") systems; (ii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built in" such as embedded microcontrollers); and (iii) third-party suppliers. The Company has completed its evaluation of its IT systems and believes that these systems are Year 2000 compliant. The Company's non-IT systems are not date sensitive and therefor pose no risk in relation to Year 2000 issues.

Third party suppliers and customers present a different problem in that the Company cannot control the efforts of such third parties to be Year 2000 compliant.. The Company is currently requesting confirmations from critical third party suppliers that they are year 2000 compliant to avoid disruptions of services and supplies. At present the Company has received responses from approximately 40% of its critical vendors and is continuing to solicit responses from the rest. However, any failure on the part of such companies to be year 2000 compliant on a timely basis may adversely affect the operations of the Company.

                                     PART II

                                OTHER INFORMATION



Item 1.           Legal Proceedings.

From time to time the Company has been a party to various legal proceedings arising in the ordinary course of business. The Company has had a judgement made against it pertaining to an obligation of $79,000 to YC Intl. which has not been paid. Agreements made with the legal counsel of YC Intl. call for monthly payments of $10,000 to be made. To date the Company has made payments of $50,000 towards this obligation.

Item 2.           Changes in the Securities and Use of Proceeds.

1. In April 1999, Pen Interconnect Inc. issued 153,000 shares of its common stock to Richard S. Carpenter as payment for services.
2. In April 1999, Pen Interconnect Inc. issued 147,000 shares of its common stock to Jeffery M. Lamberson as payment for services.
3. In April 1999, Pen Interconnect Inc. issued 281,250 shares of its common stock to Liviakis Financial Communications, Inc. as payment for services.
4. In April 1999, Pen Interconnect Inc. issued 93,750 shares of its common stock to Robert B. Prag as payment for services.
5. In May 1999, Pen Interconnect Inc. issued 15,000 shares of its common stock to James Pendleton as compensation.
6. In May 1999, Pen Interconnect Inc. issued 20,000 shares of its common stock to Dave Livingston as payment for services.
7. In May 1999, Pen Interconnect Inc. issued 10,000 shares of its common stock to Corporate Development Group as payment for services.
8. In May 1999, Pen Interconnect Inc. issued 7.000 shares of its common stock to Network Investor Communications as payment for services.
9. In May 1999, Pen Interconnect Inc. issued 1,500 shares of its common stock to Robert Albrecht as compensation.
10. In May 1999, Pen Interconnect Inc. issued 2,167 shares of its common stock to Stephen Fryer as compensation.
11. In May 1999, Pen Interconnect Inc. issued 2,500 shares of its common stock to Mehrdad Mobasseri as compensation.
12. In May 1999, Pen Interconnect Inc. issued 1,000 shares of its common stock to Owen Marsh as compensation.
13. In May 1999, Pen Interconnect Inc. issued 1,000 shares of its common stock to Bill Day as compensation.

14. In May 1999, Pen Interconnect Inc. issued 1,000 shares of its common stock to Steve Ngo as compensation.
15. In May 1999, Pen Interconnect Inc. issued 1,000 shares of its common stock to Rafael Batista as compensation.
16. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Ronda Barboa as compensation.
17. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Heather Hungate as compensation.
18. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Irene Tafulu as compensation.
19. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Lien Hoang as compensation.
20. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Waldemar Dziurzynski as compensation.
21. In May 1999, Pen Interconnect Inc. issued 171,195 of its shares of common stock to BNC Bach related to the conversion of $100,000 of subordinated debentures.
22. In June 1999, Pen Interconnect Inc. issued 200,889 shares of its common stock to BNC Bach related to the conversion of $125,000 of subordinated debentures.


Item 3.     Defaults Upon Senior Securities.  None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            None during the quarter.

Item 5.     Other Information.   None

Item 6.     Exhibits and Reports on Form 8-K.

A.  Exhibits

         11  Calculation of earnings per share

         27  Financial Data Schedule.

B.  Reports on Form 8-K  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date_ August 18, 1999_


                                                     PEN INTERCONNECT, INC.

                                                     By:  /s/ Stephen J Fryer
                                                     Stephen J. Fryer
                                                     President and CEO

                                                     By: /s/ Robert J. Albrecht
                                                     Robert J. Albrecht
                                                     CFO, Principal Accounting
                                                     Officer and Vice-President

                                                                     Exhibit 11

                             Pen Interconnect, Inc.

                        CALCULATION OF EARNINGS PER SHARE
                                   (Unaudited)


                                                     Three months ended                       Nine months ended
                                                         June 30,            June 30,             June 30,             June 30,
                                                           1999                1998                 1999                 1998
                                                    -------------------  -----------------   -------------------   ----------------
Earnings (loss) available to common shareholders
                                                         $   (688,758)      $      32,672         $ (4,531,082)      $   (234,195)
                                                    ===================  =================   ===================   ================
                                  Basic EPS
Common shares outstanding entire period
                                                             6,865,517          4,384,987             5,018,437          4,072,863
Weighted average common shares issued                          828,133            201,975             1,520,383            379,449
                                                    -------------------  -----------------   -------------------   ----------------
Weighted average commons shares outstanding
   during period                                             7,693,650          4,586,962             6,538,820          4,452,312
                                                    ===================  =================   ===================   ================
   Earnings (loss) per common share - basic                     (0.09)               0.01                (0.69)             (0.05)
                                Diluted EPS
Weighted average common shares outstanding
   during period - baxic                                     7,693,650          4,586,962             6,538,820          4,452,312
Dilutive effect of stock options and warrants
                                                                     -            534,191                     -                  -
                                                    -------------------  -----------------   -------------------   ----------------
Weighted average commons shares outstanding
   during period - diluted                                   7,693,650          5,121,153             6,538,820          4,452,312
                                                    ===================  =================   ===================   ================
Earnings (loss) per common share - diluted
                                                        $        (0.09)   $          0.01      $          (0.69)    $        (0.05)
