Form 10QSB/A
period 1998-12-31
PEN INTERCONNECT INC
filed 1999-09-17
CIK 1000266

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of February 10, 1999 the issuer had 6,069,160 shares of its common stock, par value $0.01 per share, issued and outstanding. Transitional Small Business Disclosure Format (check one):

                                                         Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Financial Information                                                 3

         Balance Sheets at December 31, 1998
         (unaudited) and September 30, 1998                                  4-5

         Statements of Operations  for the three months
         ended December 31, 1998 and 1997 (unaudited)                          6

         Statements of Cash Flows for the three months
         ended December 31, 1998 and 1997 (unaudited)                        7-8

         Notes to Condensed Financial Statements (unaudited)                9-11

Item 2   Management's Discussion and Analysis or
         Plan of Operation                                                 12-14

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                  15

Item 2     Changes in the Securities and Use of Proceeds                      15

Item 3     Defaults Upon Senior Securities                                    15

Item 4     Submission of Matters to a Vote of Security Holders                15

Item 5     Other Information                                                  15

Item 6(a). Exhibits                                                           15

Item 6(b). Reports on Form 8-K                                                15

Signatures                                                                    16

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


     Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of December 31, 1998 and audited balance sheet as of September 30, 1998 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three months ended December 31, 1998 and 1997, and unaudited condensed statements of cash flows for the three months ended December 31, 1998 and 1997, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB/A should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB/A for the year ended September 30, 1998. The results of operations for the three months ended December 31, 1998 may not be indicative of the results that may be expected for the year ending September 30, 1999.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                     December 31,         September 30,
                                                                                         1998                 1998
                                                                                  -----------------    ------------------
                                                                                     (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                       $     316,292         $     657,777
      Trade accounts receivables, less allowance for
         doubtful accounts of $117,002 and
         $108,575 at December 31, 1998 and
          September 30, 1998, respectively                                                3,469,338             3,350,970
      Current maturities of notes receivable                                                 35,675                35,675
      Investments in common stock                                                           242,739               242,739
      Inventories                                                                         3,220,077             3,680,169
      Prepaid expenses and other current assets                                             168,859               261,375
      Deferred tax asset                                                                     41,324                41,324
                                                                                  -----------------    ------------------
                 Total current assets                                                     7,494,304             8,270,029

PROPERTY AND EQUIPMENT, AT COST
      Production equipment                                                                2,973,903             2,624,513
      Furniture and fixtures                                                                772,258               837,594
      Transportation equipment                                                               83,522                83,522
      Leasehold improvements                                                                323,566               613,248
                                                                                  -----------------    ------------------
                                                                                          4,153,249             4,158,877
      Less accumulated depreciation                                                       1,751,694             1,680,266
                                                                                  -----------------    ------------------
                                                                                          2,401,555             2,478,611

OTHER ASSETS
      Notes receivable, less current maturities                                               2,067                 3,989
      Investments in common stock                                                           482,220               482,220
      Deferred income taxes                                                                 725,667               725,667
      Goodwill and other intangibles, net                                                 1,997,195             2,031,685
      Other                                                                                  98,455                98,455
                                                                                  -----------------    ------------------
                 Total other assets                                                       3,305,604             3,342,016
                                                                                  -----------------    ------------------
                                                                                        $13,201,463           $14,090,656
                                                                                  =================    ==================




              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                     December 31,         September 30,
                                                                                         1998                 1998
                                                                                  -----------------    ------------------
                                                                                     (unaudited)
CURRENT LIABILITIES
      Subordinated debentures                                                          $    909,465        $   1,401,429
      Line of credit                                                                      3,569,254            4,064,361
      Current maturities of long-term obligations                                         1,958,550            1,132,538
      Current maturities of capital leases                                                   69,621               69,621
      Accounts payable                                                                    2,675,417            2,926,797
      Accrued liabilities                                                                   476,818              389,889
                                                                                  -----------------    -----------------
                 Total current liabilities                                                9,659,125            9,984,635

LONG TERM OBLIGATIONS, less current
      maturities                                                                             51,965               51,965

CAPITAL LEASE OBLIGATIONS, less
      current maturities                                                                        809               22,333

DEFERRED INCOME TAXES                                                                       165,755              165,755
                                                                                  -----------------    -----------------
                 Total liabilities                                                        9,877,654           10,224,688

 STOCKHOLDERS' EQUITY
      Preferred stock, $0.01 par value
           authorized 5,000,000 shares, none issued                                               -                    -
      Common stock, $0.01 par value,
           authorized 50,000,000 shares, issued and
           outstanding 6,069,160 shares at December 31,
           1998 and 5,018,437 at September 30, 1998                                          60,692               50,184
      Additional paid-in capital                                                         11,582,590           10,890,022
      Accumulated deficit                                                                (8,319,473)          (7,074,238)
                                                                                  -----------------    -----------------
                 Total stockholders' equity                                               3,323,809            3,865,968
                                                                                  -----------------    -----------------
                                                                                        $13,201,463          $14,090,656
                                                                                  =================    =================








              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                 Three months ended
                                                                                                    December 31,
                                                                                               1998               1997
                                                                                        -----------------   ----------------
Net sales                                                                                    $  4,757,839       $  3,904,717
Cost of sales                                                                                   4,591,218          3,055,373
                                                                                        -----------------   ----------------

      Gross profit                                                                                166,621            849,344


Operating expenses

      Sales and marketing                                                                          81,719             51,815
      Research and development                                                                    167,697             88,387
      General and administrative                                                                  768,733            602,029
      Depreciation and amortization                                                               126,617            114,275
                                                                                        -----------------   ----------------
                 Total operating expenses                                                       1,144,766            856,506
                                                                                        -----------------   ----------------

                 Operating loss                                                                  (978,145)            (7,162)


Other income (expense)

      Interest expense                                                                           (192,872)           (79,037)
      Other income, net                                                                           (74,218)            30,233
                                                                                        -----------------   ----------------
                 Total other income (expense)
                                                                                                 (267,090)           (48,804)
                                                                                        -----------------   ----------------


Loss before income taxes                                                                       (1,245,235)           (55,966)



Provision (benefit) for income taxes                                                                    0            (21,800)
                                                                                        -----------------   ----------------


Net loss                                                                                      $(1,245,235)      $    (34,166)
                                                                                        =================   ================


Loss per common share

      Basic and diluted (Note E)                                                           $        (0.22)     $       (0.01)
                                                                                        =================   ================


Weighted average common shares outstanding - basic and diluted
                                                                                                5,551,257          4,122,863
                                                                                        =================   ================







              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three months ended
                                                                                         December 31,
                                                                                   1998               1997
                                                                               ------------       ------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
  Net loss                                                                      $(1,245,235)       $   (34,166)
  Adjustments to reconcile net loss to net cash
    used in operating activities

          Depreciation and amortization                                             126,617            114,275
          Bad debts                                                                   8,427             14,036
          Contingent stock San Jose agreement                                             0            (40,000)
          Loss on disposal of equipment                                                   0             16,537
          Changes in asset and liabilities
               Trade accounts receivable                                           (126,795)          (857,006)
               Inventories                                                          460,092           (198,665)
               Prepaid expenses and other assets                                     98,978           (161,412)
               Accounts payable                                                    (251,380)          (133,502)
               Accrued liabilities                                                   86,929           (149,424)
               Income taxes                                                               0            (19,843)
                                                                               ------------       ------------
                  Total adjustments                                                 402,868         (1,415,004)
                                                                               ------------       ------------
                  Net cash used in
                     operating activities                                          (842,367)        (1,449,170)
                                                                               ------------       ------------


  Cash flows from investing activities
    Purchase of property and equipment                                              (22,433)           (81,605)
    Issuance of notes receivable                                                          0            (39,742)
    Collections on notes receivable                                                   1,922                  0
                                                                               ------------       ------------
                  Net cash used in
                     investing activities                                           (20,511)          (121,347)
                                                                               ------------       ------------




                                   (Continued)

                             Pen Interconnect, Inc.

                                   (Unaudited)


                                                                                             Three months ended
                                                                                                December 31,
                                                                                           1998               1997
                                                                                     -----------------   -----------------
  Cash flows from financing activities

    Principal payments on long-term obligations                                                (69,988)           (524,412)
    Net change in line of credit                                                              (495,107)            402,653
    Principal payments on bridge loans                                                               0            (100,000)
    Principal payments on capital lease obligations                                            (21,524)            (79,697)
    Proceeds from issuance of long-term obligations                                            896,000             500,000
    Proceeds from issuance of subordinated debentures                                                0           1,000,000
    Proceeds from sale of common stock                                                         212,012             150,000
                                                                                     -----------------   -----------------
                        Net cash provided by
                           financing activities                                                521,393           1,348,544
                                                                                     -----------------   -----------------
Net decrease in cash and cash equivalents                                                     (341,485)           (221,973)
Cash and cash equivalents at beginning of period                                               657,777             272,148
                                                                                     -----------------   -----------------
Cash and cash equivalents at end of period                                           $         316,292   $          50,175
                                                                                     =================   =================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest                                                                         $        192,872   $          63,188
     Income taxes                                                                     $              0   $               0


Noncash investing and financing activities
During the first quarter of FY 98, subordinated debentures totaling $491,064 were converted into 854,473 shares of common stock.




              The accompanying notes are an integral part of these
                                  statements.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)





NOTE A - ACQUISITIONS/DISPOSITIONS

       Laminating Technologies Inc.

       On December 23, 1998, the Company signed a definitive agreement to merge with Laminating Technologies Inc. (LTI). The merger calls for the acquisition of all assets and liabilities of LTI by issuing shares of Pen stock in exchange for shares of LTI stock. The definitive agreement calls for Pen to exchange one share of its stock for a number of shares of LTI stock calculated by taking the market price of Pen's stock and dividing it by $0.50. The Company is currently in the process of filing an Form S-4 with the SEC in completing this transaction. It is anticipated that the merger will be brought before LTI's shareholders for a final vote in May of this year. This merger is expected to bring approximately $1.8 million in cash to the Company to be used in funding operations.

       Cables To Go Inc.

       On January 29, 1999 the Company signed a purchase agreement to sell certain assets and transfer certain liabilities of the Cable division to Cables To Go Inc (CTG). CTG purchased certain of the receivables, inventory, machinery and equipment and assumed capital lease liabilities for $1,075,000. The CTG transaction yielded a gain of $68,988; however, assets remaining with the Company after the transaction when written off resulted in a charge of $1,039,863 to income yielding a net loss from the transaction of $970,875. Although the net transaction yielded a substantial loss, the Company is expected to save $62,000 per month in cash and operating losses which management feels is necessary to return the Company to profitable operations on a monthly basis. The agreement with CTG also provides for royalty payments equal to 2 percent of sales to be paid quarterly up to an amount of $600,000 of which $150,000 is guaranteed.

       Mobile Technology Inc.

       On February 1, 1999 the Company signed a letter of intent with Mobile Technology Inc. (MTI) to sell all assets and liabilities of the MotoSat division. The purchase price is $600,000 which will be supported by a note for said amount to paid at a rate of $60,000 for ten years. Payments against this note will be offset against obligations the Company has to pay Jim Pendleton, principal owner of MTI and former CEO of the Company for retirement benefits under an employment contract entered into with the Company. The agreement requires the Company to maintain and/or provide a $300,000 credit facility with the Company's major lender. Inasmuch as MTI does not currently have the working capital to cash out the Company from its obligation with its major lender, the Company will retain ownership of MotoSat receivables and inventory which are being used as collateral for advances to the Company. Future sales and purchases of inventory will have to continue to be used as collateral to raise the cash needed to sustain operations until independent financing can be secured. There is no guarantee however that this financing will ever be able to be secured.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)





NOTE A - ACQUISITIONS/DISPOSITIONS - CONTINUED

       Transdigital Communications, Inc.

       The Company signed a definitive agreement to merge with Transdigital Communications, Inc. (TCC) in July of 1999. The agreement, which would result in a reverse merger with TCC management becoming the management of the new company, stipulated various closing conditions for both Pen and TCC. As of this date, it is doubtful that the closing conditions stipulated in the agreement will be met and both parties have mutually agreed to terminate the agreement, although a writing to this effect has not been completed.


NOTE B - INVENTORIES

       Inventories consist of the following:
                                           December 31,      September 30,
                                               1998              1999
                                          --------------   ----------------
Raw materials (net of allowance)          $    2,276,309   $      2,252,933
Work-in-process                                  903,433          1,391,664
Finished goods                                    40,335             35,572
                                          --------------   ----------------
                                          $    3,220,077   $      3,680,169
                                          ==============   ================


NOTE C - BRIDGE LOANS

       During the 1st quarter of FY 1999 the Company secured two bridge loans both of which were to be repaid with funds to be received from the merger with LTI. The term of each loan was 90 days and carried an interest of 8 percent. If the merger with LTI is not consummated, the loans will be repaid by the issue of warrants. One bridge loan was secured in November for $500,000 and the other in December for $400,000 and are included in long-term obligations.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)





NOTE D - WARRANTS TO PURCHASE COMMON STOCK

       During the first quarter of FY 1999 the Company issued warrants to purchase 490,000 shares of the Company's common stock. The following table outlines the features of these warrants:

   Number of               Exercise                 Expiration
   warrants                 price                      date
------------------     ----------------       ----------------------
150,000                     $1.000                     October 2002
125,000                     $0.875                     October 2002
215,000                     $0.875                    November 2001

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

Potential merger. The Company signed a definitive agreement to merge with Transdigital Communications, Inc. (TCC) in July of 1999. The agreement, which would result in a reverse merger with TCC management becoming the management of the new company, stipulated various closing conditions for both Pen and TCC. As of this date, it is doubtful that the closing conditions stipulated in the agreement will be met and both parties have mutually agreed to terminate the agreement, although a writing to this effect has not been completed.

Results of Operations

Net sales. Net sales for the Company increased $853,122 or approximately 22 percent for the three month period ended December 31, 1998 as compared to the same period in the prior year. This increase resulted from an increase in the Alaris contract at the InCirt division. Sales for this division during the first three months of FY 99 were $3,391,569 compared to $2,100,000 during the first three months in FY 98. This increase is offset by a decline in sales of the Cable division of $350,000.


Cost of sales. Cost of sales as a percentage of net sales have increased to approximately 96 percent for the three months ended December 31, 1998, as compared to 78 percent for the same period in the prior year. This increase is due to declining sales in the cable division and no reduction in overhead costs and a decrease in the margins on the Alaris contract at the InCirt division. This decrease in prices raised the breakeven point beyond where this division has sustained sales.


Operating expenses. Operating expenses increased during the first quarter of fiscal 1999 by approximately $288,260. This increase resulted in the following areas: (1) Research and development of $79,310 associated with new product development costs in the PowerStream Division; (2) General and Administrative costs increased by $166,704 primarily due to legal and audit fees to support the merger and divestiture discussions and increased overhead expenses at the InCirt division to support the increased level of sales with the Alaris contract; and
(3) Sales and marketing expenses increased by $29,904 primarily due to sales efforts made to replace sales lost in the sale of the Cable division.

Other income and expenses. Other income and expenses increased $218,286 for the three months ended December 31, 1998 as compared to the same period in the prior year. This increase is the result of increased interest expense of $113,835 due to an increase in the average line of credit outstanding during the quarter resulting primarily from the Alaris contract expansion at the InCirt division and the related increase in receivables and inventory associated with that increase, $40,000 of non-operating income from the TMCI settlement booked in FY 1998 but not repeated in FY 1999 and $74,294 in expenses associated with interest expense on the subordinated debentures and with the Finova line of credit.

Net earnings (loss) and earnings (loss) per share. Net loss for the first fiscal quarter ended December 31, 1999 totaled ($1,245,235) or ($0.22) per share, compared with losses of ($34,166) or ($0.01) per share for the first fiscal quarter of 1998. The increase in the loss per share of ($0.21) is primarily caused by ($0.12) due to decreased margins on sales, ($0.01) from an increase in research and development costs, ($0.03) from an increase in interest expense and ($0.02) from an increase in other expenses.

Liquidity and Capital Resources

During the first three months of FY 99 the Company sustained losses of $1,245,235 which continued the trend of FY 98. Management has taken steps to correct this trend by signing a purchase agreement with Cables To Go as of the date of this filing to sell the Cable division and by signing a definitive agreement with Jim Pendleton to sell the MotoSat division. With the selling of the two aforementioned divisions, the Company expects to save approximately $170,000 per month in operating costs and interest. The Company has also signed a definitive agreement with Laminating Technologies Inc. (LTI) to merge with Pen being the surviving company. This merger will bring additional funds of approximately $1.8 million to the Company.

As a result of these losses, the Company has had to raise cash through two bridge loans and the exercise of warrants from a re-strike of the purchase price of the stock. The bridge loans, based on the cash to be received from the merger with LTI, raised a total of $896,000 while the exercise of warrants yielded an additional $212,012.

The Company anticipates increases in sales and a return to profitability beginning in the third quarter of FY 99. Until such time, it is estimated that between $1 million and $2 million will have to be raised to sustain operations. These funds are expected to be raised from the sale of Preferred Convertible stock for approximately $1 million and additional loans on the expected cash from the LTI merger.

Management believes that these additional sources of funds will be sufficient to sustain operations through the second quarter and into the third quarter when sales increases are expected. Management also believes that sales increases from new contracts with better margins is necessary to return the Company to achieving positive earnings. Management cannot guarantee however that these efforts to raise funds nor the expected increases in sales will materialize.

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

                                     PART II

                                OTHER INFORMATION



Item 1.  Legal Proceedings.

From time to time the Company has been a party to various legal proceedings arising in the ordinary course of business. The Company has been subpoenaed to answer why an obligation of $79,000 to YC Intl. has not been paid. The Company does not dispute the debt and currently does not have the funds to pay this obligation but intends to use funds from the issuance of Convertible Preferred stock or additional bridge loans to satisfy this debt.

Item 2.  Changes in the Securities and Use of Proceeds.

Warrants to purchase 490,000 shares of Common Stock were issued during the quarter. The terms of these warrants and the exercise price are as follows:

    Number of               Exercise                  Expiration
    warrants                  price                      date
-----------------        ---------------       ------------------------
150,000                      $1.000                       October 2002
125,000                      $0.875                       October 2002
215,000                      $0.875                      November 2001


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


                                    PEN INTERCONNECT, INC.


         September 14, 1999         By:  /s/ Stephen J. Fryer
                                         -----------------------------
                                    Stephen J. Fryer,
                                    President and CEO


         September 14, 1999         By:  /s/ Robert J. Albrecht
                                         -----------------------------
                                    Robert J. Albrecht,
                                    CFO, Principal Accounting
                                    Officer and Vice President

                                                                     Exhibit 11

                             Pen Interconnect, Inc.

                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997



                                                                                          1998              1997
                                                                                     ---------------   ---------------
Loss available to common shareholders                                                $    (1,245,235)  $       (34,166)
                                                                                     ===============   ===============
     Basic EPS
Common shares outstanding  entire period                                                   5,018,437         4,072,863
Weighted averabe common shares issued during period                                          532,820            93,089
                                                                                     ---------------   ---------------

Weighted average common shares outstanding during period                                   5,551,257         4,122,863
                                                                                     ===============   ===============

Loss per common share - basic                                                        $         (0.22)  $         (0.01)
                                                                                     ===============   ===============

     Diluted EPS
Weighted average common shares outstanding during period - basic                           5,551,257         4,122,863
Dilutive effect of stock operions and warrants                                                     0                 0
                                                                                     ---------------   ---------------

Weighted average common shares outstanding during period - diluted                         5,551,257         4,122,863
                                                                                     ===============   ===============

Loss per common share - diluted                                                      $         (0.22)  $         (0.01)
                                                                                     ===============   ===============