Form 10QSB/A
period 1999-03-31
PEN INTERCONNECT INC
filed 1999-09-17
CIK 1000266

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

                                                         Yes No X

                                  FORM 10-QSB/A

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1            Financial Statements

                  Financial Information                                        3

                  Balance Sheets at March 31, 1999
                  (unaudited) and September 30, 1998                         4-5

                  Statements of Operations  for the three months
                  ended March 31, 1999 and 1998 (unaudited) and                6
                  six month periods ended March 31, 1999 and 1998 (unaudited)

                  Statements of Cash Flows for the six months
                  ended March 31, 1999 and 1998 (unaudited)                 7-10

                  Notes to Condensed Financial Statements (unaudited)      11-15

Item 2            Management's Discussion and Analysis or
                  Plan of Operation                                        16-19

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                           20

Item 2            Changes in the Securities and Use of Proceeds               20

Item 3            Defaults Upon Senior Securities                             20

Item 4            Submission of Matters to a Vote of Security Holders         20

Item 5            Other Information                                           20

Item 6(a).        Exhibits                                                    20

Item 6(b).        Reports on Form 8-K                                         20

Signatures                                                                    21

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

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                      March 31,           September 30,
                                                                                         1999                 1998
                                                                                  ------------------   -------------------
                                                                                     (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                   $          258,681    $          657,777
      Receivables
      Trade accounts less allowance for
         doubtful accounts of $67,434 at March 31, 1999 and                                1,804,583             3,350,970
         $108,575 at September 30, 1998, respectively
      Current maturities of notes receivable                                                 762,409                35,675
      Investments in common stock                                                            242,739               242,739
      Inventories                                                                          2,777,230             3,680,169
      Prepaid expenses and other current assets                                              389,638               261,375
      Deferred tax asset                                                                      41,324                41,324
                                                                                  ------------------   -------------------
                 Total current assets                                                      6,276,604             8,270,029

PROPERTY AND EQUIPMENT, AT COST
      Production equipment                                                                   655,423             2,624,513
      Furniture and fixtures                                                                 243,178               837,594
      Transportation equipment                                                                22,149                83,522
      Leasehold improvements                                                                 242,274               613,248
                                                                                  ------------------   -------------------
                                                                                           1,163,024             4,158,877
      Less accumulated depreciation                                                          305,207             1,680,266
                                                                                  ------------------   -------------------
                                                                                             857,817             2,478,611

OTHER ASSETS
      Notes receivable, less current maturities                                                8,798                 3,989
      Investments in common stock                                                            482,220               482,220
      Deferred income taxes                                                                  725,667               725,667
      Goodwill and other intangibles, net                                                  1,994,018             2,031,685
      Assets transferred under contractual arrangement                                       454,742                     0
      Other                                                                                    4,325                98,455
                                                                                  ------------------   -------------------
                 Total other assets                                                        3,669,770             3,342,016
                                                                                  ------------------   -------------------
                                                                                  $       10,804,191   $        14,090,656
                                                                                  ==================   ===================





              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                      March 31,           September 30,
                                                                                         1999                 1998
                                                                                  ------------------   -------------------
                                                                                     (unaudited)
CURRENT LIABILITIES
      Subordinated debentures                                                      $         325,000    $        1,401,429
      Line of credit                                                                       2,605,379             4,064,361
      Current maturities of long-term obligations                                            677,265             1,132,538
      Current maturities of capital leases                                                         0                69,621
      Accounts payable                                                                     2,142,030             2,926,797
      Accrued liabilities                                                                    956,353               389,889
                                                                                  ------------------   -------------------
                 Total current liabilities                                                 6,706,027             9,984,635

LONG TERM OBLIGATIONS, less current
      maturities                                                                               7,314                51,965

CAPITAL LEASE OBLIGATIONS, less
      current maturities                                                                           0                22,333

LIABILITIES TRANSFERRED UNDER
      CONTRACTUAL ARRANGEMENTS                                                               514,813                     0

DEFERRED INCOME TAXES                                                                        165,755               165,755
                                                                                  ------------------   -------------------
                 Total liabilities                                                         7,393,909            10,224,688

STOCKHOLDERS' EQUITY
      Preferred stock, $0.01 par value
           Authorized 5,000,000 shares, 1,800
           issued and outstanding at March 31, 1999                                               18                     0
      Common stock, $0.01 par value,
           authorized 50,000,000 shares, issued and                                           68,648                50,184
           outstanding 6,864,838 shares at March 31,
           1999 and 5,018,437 at September 30, 1998
      Additional paid-in capital                                                          14,059,616            10,890,022
      Accumulated deficit                                                                (10,718,000)           (7,074,238)
                                                                                  ------------------   -------------------
                 Total stockholders' equity                                                3,410,282             3,865,968
                                                                                  ------------------   -------------------
                                                                                  $       10,804,191   $        14,090,656
                                                                                  ==================   ===================





              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended                       Six months ended
                                               --------------------------------------     -----------------------------------
                                                   March 31,            March 31,            March 31,          March 31,
                                                      1999                1998                  1999               1998
                                               ------------------   -----------------     ----------------   ----------------
Net sales                                      $        2,828,078   $       3,698,727     $      7,585,917   $      7,603,444
Cost of sales                                           2,424,444           2,842,148            7,015,662          5,897,521
                                               ------------------   -----------------     ----------------   ----------------

      Gross profit                                        403,634             856,579              570,255          1,705,923

Operating expenses
      Sales and marketing                                  55,692              17,590              137,411             69,405
      Research and development                             94,806             104,982              262,503            193,369
      General and administrative                        1,257,576             395,599            2,026,309            997,628
      Depreciation and amortization                        94,590             127,662              221,207            241,937
                                               ------------------   -----------------     ----------------   ----------------
                 Total operating expenses
                                                        1,502,664             645,833            2,647,430          1,502,339
                                               ------------------   -----------------     ----------------   ----------------

      Operating income (loss)                          (1,099,030)            210,746           (2,077,175)           203,584

Other income (expense)
      Interest expense                                   (192,903)           (407,020)            (385,775)          (486,057)
      Loss on disposal of division                       (948,312)                  0             (948,312)                 0
      Other income (expense), net                        (158,281)              4,104             (232,499)            34,337
                                               ------------------   -----------------     ----------------   ----------------
                 Total other income (expense)
                                                       (1,299,496)           (402,916)          (1,566,586)          (451,720)
                                               ------------------   -----------------     ----------------   ----------------

Loss before income taxes                               (2,398,526)           (192,170)          (3,643,761)          (248,136)

Income tax expense (benefit)                                    0                   0                    0            (21,800)
                                               ------------------   -----------------     ----------------   ----------------

Net loss                                       $       (2,398,526)  $        (192,170)    $     (3,643,761)  $       (226,336)
                                               ==================   =================     ================   ================

Loss per common share
      Basic                                    $            (0.46)  $           (0.05)    $          (0.70)  $          (0.05)
      Diluted                                  $            (0.46)  $           (0.05)    $          (0.70)  $          (0.05)

Weighted average common shares outstanding
         Basic                                          6,321,553           4,234,009            5,932,173          4,165,952
         Diluted                                        6,321,553           4,234,009            5,932,173          4,165,952




              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Six months ended
                                                                                     ------------------------------------
                                                                                         March 31,          March 31,
                                                                                           1999               1998
                                                                                     -----------------  -----------------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
        Net loss                                                                     $      (3,643,761) $        (226,336)
        Adjustments to reconcile net loss to net cash
            used in operating activities
                Depreciation and amortization                                                  221,207            241,937
                Bad debts                                                                       13,247             14,527
                Interest on debenture conversion                                                98,571            231,350
                Loss on disposal of division                                                   948,312                  0
                Contingent stock San Jose agreement                                                  0            (40,000)
                Loss on disposal of equipment                                                        0             16,534
                Changes in asset and liabilities
                     Trade accounts receivable                                               1,047,510           (779,795)
                     Inventories                                                               334,370           (963,648)
                     Prepaid expenses and other assets                                         (84,031)          (164,054)
                     Accounts payable                                                         (728,260)           489,269
                     Accrued liabilities                                                       599,881           (263,156)
                     Income taxes                                                                    0              5,331
                                                                                     -----------------  -----------------
                        Total adjustments                                                    2,450,807         (1,211,705)
                                                                                     -----------------  -----------------
                        Net cash used in
                           operating activities                                             (1,192,954)        (1,438,041)
                                                                                     -----------------  -----------------


    Cash flows from investing activities
        Purchase of property and equipment                                                     (92,985)          (158,967)
        Issuance of notes receivable                                                          (614,920)           (72,760)
        Collections on notes receivable                                                              0             22,800
        Proceeds from disposal of division                                                   1,075,000                  0
                                                                                     -----------------  -----------------
                        Net cash provided by (used in)
                           investing activities                                                367,095           (208,927)
                                                                                     -----------------  -----------------











                                   (Continued)

                             Pen Interconnect, Inc.

                                   (Unaudited)


                                                                                              Six months ended
                                                                                     ----------------------------------
                                                                                         March 31,          March 31,
                                                                                           1999               1998
                                                                                     -----------------  -----------------
    Cash flows from financing activities
        Principal payments on notes payable                                                          0           (574,902)
        Net change in line of credit                                                        (1,087,426)           653,801
        Principal payments on long-term obligations                                         (1,349,459)          (274,767)
        Principal payments on capital lease obligations                                        (49,428)                 -
        Proceeds from issuance of subordinated debentures                                            0          1,000,000
        Proceeds from issuance of long-term obligations                                        900,000            500,000
        Proceeds from sale of common stock                                                     213,076            181,999
        Proceeds from issuance of preferred stock                                            1,800,000                  0
                                                                                     -----------------  -----------------
                          Net cash provided by financing activities                            426,763          1,486,131
                                                                                     -----------------  -----------------
Net decrease in cash and cash equivalents                                                     (399,096)          (160,837)
Cash and cash equivalents at beginning of period                                               657,777            272,148
                                                                                     -----------------  -----------------
Cash and cash equivalents at end of period                                           $         258,681  $         111,311
                                                                                     =================  =================

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
     Interest expense                                                                $         287,204  $         243,728
     Income tax expense                                                              $               0  $               0


Noncash investing and financing activities

During the first and second quarters of FY 99, $1,175,000 of subordinated debentures were converted into 1,566,741 shares of common stock. Along with the conversion on the debentures, $98,571 of unamortized interest on the subordinated debentures was charged to interest expense.

During the second quarter of FY 99, $1,800,000 of Series A Preferred Stock was issued. Of this amount, $800,000 was used directly to pay off $800,000 of bridge loans made to the Company during the first quarter of FY 99.











                                   (Continued)

                             Pen Interconnect, Inc.

                                   (Unaudited)


Disposal of Divisions

The letter of intent for the sale of the MotoSat division to James Pendleton, Pen's Chairman and former CEO, states that all assets and liabilities of the MotoSat division will be transferred to Mr. Pendleton in exchange for the elimination of any future obligations to pay retirement benefits under Mr. Pendleton's employment contract. If the transaction had been closed as of June 30, 1999 it would have yielded a gain of $60,071, representing the excess of liabilities over assets to be transferred (see Note A).

Assets acquired and liabilities assumed by Mr. Pendleton's purchase of MTI are as follows:

   Trade accounts receivables                                  $         180,896
   Notes receivable                                                       33,377
   Inventories                                                           206,689
   Property and equipment                                                 33,780
                                                               -----------------
      Assets transferred under contractual arrangements                  454,742


   Accounts payable                                                       56,507
   Accrued liabilities                                                    36,285
   Line of credit                                                        371,556
   Long-term obligations                                                  50,465
                                                               -----------------
      Liabilities transferred under contractual arrangements             514,813
                                                               -----------------
      Potential gain to Company                                $          60,071
                                                               =================







                                   (Continued)

                             Pen Interconnect, Inc.

                                   (Unaudited)


During the second quarter of FY 99 the Company disposed of the Cable division by selling certain assets and liabilities to Cables To Go Inc. (CTG). The Company then determined the remaining Cable division assets, not sold to CTG, to be impaired as they had no market value and could no longer be utilized in current operations. The impairment resulted in the write off of the remaining Cable division assets with a net book value totaling $1,144,940. The combined sale to CTG and write off of assets resulted in a net loss on the disposal of the Cable division of $948,312. Assets sold and liabilities assumed by CTG were as follows:

     Accounts receivable (net of allowance)                   $         310,467
     Inventories                                                        361,880
     Property and equipment                                             398,551
     Capital leases                                                     (42,526)
                                                              -----------------
               Net assets sold                                        1,028,372


     Proceeds received                                                1,075,000
     Note receivable                                                    150,000
                                                              -----------------
               Gain on assets sold to CTG                               196,628


     Write off of remaining Cable division net assets                (1,144,940)
                                                              -----------------
               Total loss on disposal of Cable division       $        (948,312)
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

       Cables To Go Inc.

       On January 29, 1999 the Company signed an agreement to sell certain assets and transfer certain liabilities of the Cable division to Cables To Go Inc (CTG). CTG purchased certain of the receivables, inventory, machinery and equipment and assumed capital lease liabilities for a purchase price of $1,075,000 thus yielding the Company a net loss on the disposition of ($948,312).

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

       Inasmuch as the Company is still at risk for the credit facility made available to MTI, on the receivables and inventory currently being submitted to finance the current operations of MotoSat, the Company has recorded the position of financial condition as of the date of the letter of intent (February 1, 1999). Assets and liabilities have been reclassified as "Assets /Liabilities Transferred Under Contractual Arrangements" on the balance sheet at March 31, 1999. In addition, the Company has advanced $96,367 to MTI at 11.75 percent interest which is included in notes receivable. The note will be repaid when MTI secures its own lender and source of funding.

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


NOTE B - INVENTORIES

       Inventories consist of the following:
                                         March 31,           September 30,
                                          1999               1999
                                     ---------------     -------------------
Raw materials (net of allowance)     $     1,942,174     $         2,252,933
Work-in-process                              835,056               1,391,664
Finished goods                                     -                  35,572
                                     ---------------     -------------------
                                     $     2,777,230     $         3,680,169
                                     ===============     ===================


NOTE C - BRIDGE LOANS

       During the 1st quarter of FY 1999, the Company secured two bridge loans both of which were to be repaid with funds to be received from the merger with LTI. The term of each loan was 90 days and carried an interest rate of 8 percent. One bridge loan was secured in November for $500,000 and the other in December for $400,000. Both bridge loans were subsequently repaid from proceeds received from the issuance of preferred stock. (See Note F).

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE D - CREDIT FACILITY

       As of March 31, 1999, the Company has been in violation of certain of the covenants of their credit facility. At March 31, 1999, the Company has notified the lender of the violations and is negotiating modifications to the loan agreement with the lender. As of March 31, 1999, the Company has not received a waiver from the lender and all obligations under this credit facility are payable on demand of the lender and are classified as current liabilities in the balance sheet.


NOTE E - WARRANTS TO PURCHASE COMMON STOCK

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


       During the second quarter of FY 1999, the Company issued warrants to purchase 160,000 shares of common stock in conjunction with the issuing of Series A Preferred Stock. The terms of the conversion of the warrants to shares of common stock are discussed in Note F.


NOTE F - PREFERRED STOCK

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

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)





NOTE F - PREFERRED STOCK - CONTINUED

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


NOTE G - EARNINGS (LOSS) PER SHARE

       Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential. Outstanding options and warrants are not included in the calculation in the loss periods because to do so would be anti-dilutive.

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

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE G - (LOSS) PER SHARE - CONTINUED

       Basic and diluted earnings (loss) per common share are calculated as follows:

                                                             Three months ended                     Six months ended
                                                    --------------------------------------   ----------------------------------
                                                         March 31,           March 31,          March 31,          March 31,
                                                           1999                1998                1999              1998
                                                    -------------------  -----------------   ----------------   ---------------
Net loss                                            $        (2,398,526) $        (192,170)  $     (3,643,761)  $      (226,336)
Preferred dividends                                             (30,773)                 -            (30,773)                -
Imputed dividend from beneficial
    conversion feature                                         (449,438)                 -           (449,438)                -
                                                    -------------------  -----------------   ----------------   ---------------
          Net loss attributable to
             common stockholders                    $        (2,878,737) $        (192,170)  $     (4,123,972)  $      (226,336)
                                                    ===================  =================   ================   ===============

          Basic EPS

Common shares outstanding entire period                       6,069,160          4,147,863          5,018,437         4,072,863
Weighted average common shares issued                           252,393             86,146            913,736            93,089
                                                    -------------------  -----------------   ----------------   ---------------

Weighted average common shares
   outstanding during period                                  6,321,553          4,234,009          5,932,173         4,165,952
                                                    ===================  =================   ================   ===============

Loss per common share - basic                       $             (0.46) $           (0.05)  $          (0.70)  $         (0.05)


           Diluted EPS

Weighted average common shares
    outstanding during period - basic                         6,321,553          4,234,009          5,932,173         4,165,952
Dilutive effect of stock options and warrants                         0          2,252,500                  0                 0
                                                    -------------------  -----------------   ----------------   ---------------

Weighted average common shares
    outstanding during period - diluted                       6,321,553          6,486,509          5,932,173         4,165,952
                                                    ===================  =================   ================   ===============

Loss per common share - diluted                     $             (0.46) $           (0.05)  $          (0.70)  $         (0.05)

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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB/A for the year ended September 30, 1998.

General

Pen Interconnect, Inc. is a provider of contract manufacturing services for original equipment manufacturers. It builds electronic systems and subsystems for customers in a range of industries including computers, consumer electronics, industrial and medical instrumentation, avionics, communications, and semiconductor applications. In addition, the Company provides custom design and manufacturing of battery chargers, power supplies and uninterrupted power supply systems. Pen Interconnect's services include product design and prototyping, systems assembly, software duplication, packaging and warehousing.

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

Sale of Division

Effective January 29, 1999 the Company sold the Cable division in order to reduce the losses being incurred each month and focus on more strategically promising operations. The sale of the Cable division resulted in a loss to the Company of ($948,312). Although the transaction yielded a substantial loss, the Company anticipates reducing losses by approximately $170,000 per month. The agreement with CTG also provides for royalty payments equal to 2 percent of sales to be paid quarterly up to an amount of $600,000, of which $150,000 is guaranteed.

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

Results of Operations

Net sales. Net sales for the Company decreased $870,649 or approximately 24 percent for the three month period ended March 31, 1999 as compared to the same period in the prior year. This decrease resulted primarily from the sale of the Cable division in January 1999 and a decline in the sales at the InCirT division as the contract expansion for a major customer was completed and sales returned to regular levels. Net sales for the six months ending March 31, 1999 decreased $17,527 or 0.2 percent from the same period during the prior fiscal year. The contract expansion in the InCirT division was still ongoing the first fiscal quarter which offset the decline of sales following the sale of the Cable division in the second quarter.

Cost of sales. Cost of sales as a percentage of net sales have increased to approximately 86 percent for the three months ended March 31, 1999 as compared to 77 percent for the same period in the prior year. This increase is due to a decline in sales at the InCirT division and the impact of fixed manufacturing costs on a lower sales base. Cost of sales as a percentage of net sales for the first six months of fiscal 1999 increased to 92 percent compared to 78 percent for the same period last year. This increase was further worsened by declining sales in the Cable division during the first quarter with no corresponding reduction in overhead costs. The increase was also due to a decrease in the margins on a major contract at the InCirT division.

Operating expenses. Operating expenses increased $856,831 or 133 percent for the three months ended March 31, 1999 over the same three month period during the prior fiscal year. For the first six months of fiscal 1999, operating expenses increased $1,145,091 or 76 percent compared to the same period from the prior fiscal year. The increases for both the second quarter and for the six months were mostly associated with an increase in general and administrative expenses of $861,977 and $1,028,681, respectively. The increases in general and administrative expenses during the second quarter are primarily responsible for the increase. These included (1) $208,599 in professional fees associated with the issuance of the Company's Series A Preferred Stock, the negotiation of proposed merger agreements and agreements for the sale of the Cable and Motosat divisions, and Nasdaq compliance hearings, (2) $429,259 for financial representation services, and (3) $97,000 in supplemental payroll expenses associated with the termination of employees with the sale of the Cable division. Research and development expenses decreased slightly for the quarter by $10,176 but increased for the six months by $69,134 primarily related to ongoing product development at the PowerStream division.

Other income and expenses. Excluding the loss on the disposal of the Cable division of ($948,312) in the three months ended March 31, 1999 other expenses decreased $51,732 or 13 percent for the three months ended March 31, 1999 as compared to the same period in the prior year. These expenses also increased $166,554 or 37 percent for the first six months of fiscal 1999 as compared to the same period in the prior fiscal year. The increases in other expenses for the second quarter of fiscal 1999 primarily include brokerage fees and other expenses in connection with the issue of the Series A Preferred Stock in the second quarter and of subordinated debentures during the prior fiscal year. Interest expense for both the second quarter and for the first six months of fiscal 1999 are higher than corresponding amounts from the prior year because of interest expense associated with the favorable conversion feature of the subordinated debentures issued during the prior fiscal year.

Net earnings (loss) and earnings (loss) per share. Net loss for the second fiscal quarter ended March 31, 1999 totaled ($2,398,526) or ($0.38) per basic share, compared with a loss of $192,170 or ($0.05) per basic share for the second quarter of fiscal year 1998. The change in the loss per basic share of ($0.33) is mostly comprised of ($0.13) related to the increase in general and administrative expenses, ($0.01) related to the decrease in other expenses, ($0.07) related to the decline in sales and the decline in profit margins on sales, and ($0.15) related to the loss on the sale of the Cable division. The loss for the first six months of fiscal year 1999 of $3,643,761 or ($0.62) per basic share before provision for dividends on the Preferred Stock of $0.08 was ($0.57) per share more than that of the first six months of the prior fiscal year. The change in loss per basic share for this period was mostly comprised of ($0.16) related to the increase in general and administrative expenses, ($0.01) related to the increase in development costs, ($0.01) related to the decrease in other expenses, ($0.18) related to the decline in margins on sales, and ($0.16) related to the loss on the sale of the Cable division.

Liquidity and Capital Resources

The working capital deficit at March 31, 1999 is ($429,423) compared to ($2,263,049) at December 31, 1998 and ($1,714,606) at September 30, 1998. The
decrease in negative working capital is primarily due to 1) the decrease in accounts payable and the Company's line of credit from the proceeds of the sale of the Cable division, and 2) the issuance during the second quarter of the Series A Preferred Stock.

During the second quarter of fiscal 1999 the Company sustained losses from operations of ($1,099,030) compared to a loss incurred during the first fiscal quarter of ($978,146). The Company's management believes that a significant portion of the losses in the second quarter were due to nonrecurring items. These include increases in general and administrative expenses related to merger and divisional sale transactions. If these nonrecurring items were excluded, the Company's management believes that the loss from operations in the second quarter would have been only $600,000, or roughly half of that incurred during the first quarter.

Cash from operations has not been sufficient during the recent quarter or during the current fiscal year to cover expenses. The Company anticipates an increase in sales and new contracts with more profitable margins generating a return to profitability beginning in the third quarter of fiscal 1999. The Company's management has also taken steps to reduce losses by selling the Cable division to CTG Inc. and by signing a letter of intent to sell the MotoSat division. With the sale of the these two divisions, the Company expects to save approximately $170,000 per month in operating costs and interest. The sale of the Cable division yielded proceeds of $1,075,000.

The Company's management estimates that approximately $1 million may have to be raised to sustain operations. Funds have been realized from the issuance of Series A Preferred Stock and Series B Preferred Stock in the second and third fiscal quarters of fiscal 1999. The issuance of the Series A Preferred Stock raised $850,000 after payment of $150,000 in fees and applying $800,000 towards the repayment of two bridge loans made to the Company during the first quarter of fiscal 1999. The sale of the Cable and Moto-Sat divisions, the anticipated increases in sales from the remaining divisions and the anticipated return to profitability should generate sufficient cash to fund operations for the rest of calendar year 1999. However, the Company may be unable to raise funds and the anticipated increases in sales may not occur.

In conjunction with the Company's definitive agreement to merge with TCC, the Company advanced approximately $516,000 to assist TCC in funding its operations until completion of the merger. TCC has signed a promissory note with the Company to repay all funds advanced with interest at eight percent. The note is to be repaid from future funding sources acquired by TCC.

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

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  None during the quarter.

Item 5.           Other Information.   None

Item 6.           Exhibits and Reports on Form 8-K.

Exhibits

         27  Financial Data Schedule

B.       Reports on Form 8-K

On February 17, 1999, the Company filed a report on Form 8-K reporting the sale of the Cable division, the execution of the merger agreement with LTI, and the issuance of the Series A Preferred Stock. It consisted of: Item 2. Acquisition or Disposition of Assets, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PEN INTERCONNECT, INC.

                                 By:  /s/ Stephen J Fryer
September 14, 1999                 Stephen J. Fryer
                                 President and CEO


                                 By: /s/ Robert J. Albrecht
September 14, 1999                 Robert J. Albrecht
                                 CFO, Principal Accounting
                                 Officer and Vice President