Form 10QSB/A
period 1999-06-30
PEN INTERCONNECT INC
filed 1999-09-17
CIK 1000266

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

                                                         Yes No X

                                  FORM 10-QSB/A

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1            Financial Statements

                  Financial Information                                        3

                  Balance Sheets at June 30, 1999
                  (unaudited) and September 30, 1998                         4-5

                  Statements of Operations  for the three months
                  ended June 30, 1999 and 1998 (unaudited) and                 6
                  nine month periods ended June 30, 1999 and 1998 (unaudited)

                  Statements of Cash Flows for the nine months
                  ended June 30, 1999 and 1998 (unaudited)                  7-10

                  Notes to Condensed Financial Statements (unaudited)      11-15

Item 2            Management's Discussion and Analysis or
                  Plan of Operation                                        16-20

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                           21

Item 2            Changes in the Securities and Use of Proceeds            21-22

Item 3            Defaults Upon Senior Securities                             22

Item 4            Submission of Matters to a Vote of Security Holders         22

Item 5            Other Information                                           22

Item 6(a).        Exhibits                                                    22

Item 6(b).        Reports on Form 8-K                                         22

Signatures                                                                    23

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

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                       June 30,           September 30,
                                                                                         1999                 1998
                                                                                  ------------------   -------------------
                                                                                     (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                   $           26,478   $           657,777
      Receivables
      Trade accounts less allowance for
         doubtful accounts of $67,434 at June 30, 1999
         and $108,575 at September 30, 1998                                                3,831,713             3,350,970
      Current maturities of notes receivable                                                 765,390                35,675
      Investments in common stock                                                                  0               242,739
      Inventories                                                                          4,583,076             3,680,169
      Prepaid expenses and other current assets                                              345,804               261,375
      Deferred tax asset                                                                      41,324                41,324
                                                                                  ------------------   -------------------
                 Total current assets                                                      9,593,785             8,270,029


PROPERTY AND EQUIPMENT, AT COST
      Production equipment                                                                 1,288,624             2,624,513
      Furniture and fixtures                                                                 165,596               837,594
      Transportation equipment                                                                22,149                83,522
      Leasehold improvements                                                                 260,074               613,248
                                                                                  ------------------   -------------------
                                                                                           1,736,443             4,158,877
      Less accumulated depreciation                                                          219,854             1,680,266
                                                                                  ------------------   -------------------
                                                                                           1,516,589             2,478,611


OTHER ASSETS
      Notes receivable, less current maturities                                                2,066                 3,989
      Investments in common stock                                                                  0               482,220
      Deferred income taxes                                                                  725,667               725,667
      Goodwill and other intangibles, net                                                  2,012,565             2,031,685
      Assets transferred under contractual arrangement                                       454,742                     0
      Other                                                                                   14,864                98,455
                                                                                  ------------------   -------------------
                 Total other assets                                                        3,209,904             3,342,016
                                                                                  ------------------   -------------------
                                                                                  $       14,320,278   $      $ 14,090,656
                                                                                  ==================   ===================



              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                       June 30,           September 30,
                                                                                         1999                 1998
                                                                                  ------------------   -------------------
                                                                                     (unaudited)
CURRENT LIABILITIES
      Subordinated debentures                                                     $                0   $         1,401,429
      Line of credit                                                                       3,531,814             4,064,361
      Current maturities of long-term obligations                                          1,527,499             1,132,538
      Current maturities of capital leases                                                   109,054                69,621
      Dividends payable                                                                      146,148                     0
      Accounts payable                                                                     3,029,974             2,926,797
      Accrued liabilities                                                                    174,941               389,889
                                                                                  ------------------   -------------------
                 Total current liabilities                                                 8,519,430             9,984,635

LONG TERM OBLIGATIONS, less current
      maturities                                                                              10,086                51,965

CAPITAL LEASE OBLIGATIONS, less
      current maturities                                                                     286,594                22,333

LIABILITIES TRANSFERRED UNDER
      CONTRACTUAL ARRANGEMENTS                                                               514,813                     0

DEFERRED INCOME TAXES                                                                        165,755               165,755
                                                                                  ------------------   -------------------
                 Total liabilities                                                         9,496,678            10,224,688

STOCKHOLDERS' EQUITY
       Series A and  Series B  Preferred  stock,  $0.01  par  value authorized 5,000,000 shares, 2,800
            issued and outstanding at June 30, 1999                                               28                     0
       Common stock, $0.01 par value,
            authorized 50,000,000 shares, issued and
            outstanding 7,976,089 shares at June 30,
            1999 and 5,018,437 at September 30, 1998                                          79,761                50,184
       Additional paid-in capital                                                         16,324,193            10,890,022
       Accumulated deficit                                                               (11,580,382)           (7,074,238)
                                                                                  ------------------   -------------------
                 Total stockholders' equity                                                4,823,600             3,865,968
                                                                                  ------------------   -------------------
                                                                                  $       14,320,278   $        14,090,656
                                                                                  ==================   ===================





              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended                      Nine months ended
                                               --------------------------------------     -----------------------------------
                                                    June 30,            June 30,              June 30,           June 30,
                                                      1999                1998                  1999               1998
                                               ------------------   -----------------     ----------------   ----------------
Net sales                                      $        5,098,525   $       4,510,112     $     12,684,442   $     12,113,556
Cost of sales                                           4,205,910           3,534,452           11,221,572          9,431,973
                                               ------------------   -----------------     ----------------   ----------------

      Gross profit                                        892,615             975,660            1,462,870          2,681,583

Operating expenses
      Sales and marketing                                  22,002             192,071              159,413            261,476
      Research and development                             41,148              49,675              303,651            243,044
      General and administrative                          517,517             477,792            2,543,826          1,475,420
      Depreciation and amortization                        81,952             122,288              303,159            364,225
                                               ------------------   -----------------     ----------------   ----------------
                 Total operating expenses                 662,619             841,826            3,310,049          2,344,165
                                               ------------------   -----------------     ----------------   ----------------

      Operating income (loss)                             229,996             133,834           (1,847,179)           337,418

Other income (expense)
      Interest expense                                    (96,947)           (217,556)            (482,722)          (703,613)
      Loss on disposal of a division                            0                   0             (948,312)                 0
      Loss on impairment of investment
       in stock                                          (724,959)                  0             (724,959)                 0
      Other income (expense), net                        (124,325)             84,318             (356,824)           118,655
                                               ------------------   -----------------     ----------------   ----------------
                 Total other income (expense)            (946,231)           (133,238)          (2,512,817)          (584,958)
                                               ------------------   -----------------     ----------------   ----------------

Earnings (loss) before income taxes                      (716,235)                596           (4,359,996)          (247,540)

Income tax expense (benefit)                                    0                 238                    0            (21,562)
                                               ------------------   -----------------     ----------------   ----------------

Net earnings (loss)                            $         (716,235)  $             358     $     (4,359,996)  $       (225,978)
                                               ==================   =================     ================   ================

Earnings (loss) per common share
      Basic                                    $            (0.19)  $            0.00     $          (0.78)  $          (0.05)
      Diluted                                  $            (0.19)  $            0.00     $          (0.78)  $          (0.05)

Weighted average common shares outstanding
         Basic                                          7,693,650           4,586,962            6,538,820          4,452,312
         Diluted                                        7,693,650           5,121,153            6,538,820          4,452,312



              The accompanying notes are an integral part of these
                                  statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Nine months ended
                                                                                     ------------------------------------
                                                                                         June 30,           June 30,
                                                                                           1999               1998
                                                                                     -----------------  -----------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
        Net loss                                                                     $      (4,359,996) $        (225,978)
        Adjustments to reconcile net loss to net cash
           used in operating activities
                Depreciation and amortization                                                  301,898            364,225
                Bad debts                                                                       99,625              3,420
                Stock issued in exchange for services                                          524,377                  0
                Interest on debenture conversion                                               104,861            336,506
                Loss on disposal of a division                                                 948,312                  0
                Loss on impairment of investment in stock                                      724,959                  0
                Deferred taxes                                                                       0             27,112
                Contingent stock San Jose agreement                                                  0            (40,000)
                Loss on disposal of equipment                                                        0             16,534
                Changes in assets and liabilities
                     Trade accounts receivable                                              (1,065,998)        (1,632,294)
                     Inventories                                                            (1,471,476)        (2,305,763)
                     Prepaid expenses and other assets                                          82,239           (327,681)
                     Accounts payable                                                          159,684            974,725
                     Accrued liabilities                                                      (181,530)          (254,795)
                                                                                     -----------------  -----------------
                        Total adjustments                                                      226,951         (2,838,011)
                                                                                     -----------------  -----------------
                        Net cash used in
                           operating activities                                             (4,133,045)        (3,063,989)
                                                                                     -----------------  -----------------

  Cash flows from investing activities
        Purchase of property and equipment                                                    (751,860)          (202,353)
        Proceeds from the disposal of a division                                             1,075,000            389,250
        Issuance of notes receivable                                                          (611,169)           (89,195)
        Collections on notes receivable                                                              0             22,800
                                                                                     -----------------  -----------------
                        Net cash provided by (used in)
                           investing activities                                               (288,029)           120,502
                                                                                     -----------------  -----------------



                                   (Continued)

                             Pen Interconnect, Inc.

                                   (Unaudited)


                                                                                             Nine months ended
                                                                                     ------------------------------------
                                                                                         June 30,           June 30,
                                                                                           1999               1998
                                                                                     -----------------  -----------------
Cash flows from financing activities
  Net change in line of credit                                                                (160,991)         1,557,851
  Proceeds from long-term obligations                                                        1,303,547                  0
  Proceeds from issuance of subordinated debentures                                                  0          1,910,000
  Proceeds from issuance of capital leases                                                     395,648            500,000
  Proceeds from sale of common stock and exercise of warrants                                  400,999            705,058
  Proceeds from issuance of preferred stock                                                  2,800,000                  0
  Principal payments on long-term obligations                                                 (900,000)        (1,007,173)
  Principal payments on capital leases                                                         (49,428)                 0
                                                                                     -----------------  -----------------
                        Net cash provided by
                           financing activities                                              3,789,775          3,665,736
                                                                                     -----------------  -----------------
Net increase (decrease) in cash and cash equivalents                                          (631,299)           722,249
Cash and cash equivalents at beginning of period                                               657,777            272,148
                                                                                     -----------------  -----------------
Cash and cash equivalents at end of period                                           $          26,478  $         994,397
                                                                                     =================  =================

Supplemental  disclosures of cash flow  information
Cash paid during the period
 for:
    Interest                                                                         $         380,576  $         370,028
    Income taxes                                                                     $               0  $               0


Noncash investing and financing activities
During the first nine months of FY 99 $1,401,429 of subordinated debentures were converted into 1,942,914 shares of common stock. Along with the conversion on the debentures, $104,861 of unamortized interest on the subordinated debentures was charged to interest expense.

During the third quarter of FY 99 675,000 shares of common stock were issued to outside consultants for services performed or to be performed. Of this amount, $524,377 has been charged to expense and the balance of $232,110 has been included in prepaid expenses to be written off during the next three months as the service is provided. At the date of issuance, the market value of the stock issued was $756,487.




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
                                                              =================






                                   (Continued)

                             Pen Interconnect, Inc.

                                   (Unaudited)


During the second quarter of FY 99 the Company disposed of the Cable division by selling certain assets and liabilities to Cables To Go Inc. (CTG). The Company transferred net assets totaling $878,372 to CTG for total proceeds of $1,075,000. The Company then determined the remaining Cable division assets, not sold to CTG, to be impaired as they had no market value and could no longer be utilized in current operations. The impairment resulted in the write off of the remaining Cable division assets with a net book value totaling $1,144,940. The combined sale to CTG and write off of assets resulted in a net loss on the disposal of the Cable division of $948,312. Assets sold and liabilities assumed by CTG were as follows:

     Accounts receivable (net of allowance)                   $         310,467
     Inventories                                                        361,880
     Property and equipment                                             398,551
     Capital leases                                                     (42,526)
                                                              -----------------
         Net assets sold                                              1,028,372

     Proceeds received                                                1,075,000
     Notes receivable received                                          150,000
                                                              -----------------
         Gain on assets sold to CTG                                     196,628
     Write off of remaining Cable division assets                    (1,144,940)
                                                              -----------------
         Total loss on disposal of Cable division             $        (948,312)
                                                              =================

Investments

The Company has an investment in the publicly traded stock of another company. The stock was received in satisfaction of notes receivable and has a guaranteed minimum value of $7.4532 per share. At September 30, 1998, the market value of the stock was approximately $2.25 per share. During the third quarter of FY 99, a determination was made the investment in TMCI stock with a net book value of $724,959 was permanently impaired when the major lender of TMCI foreclosed on their loan for failure to comply with loan covenants. The balance of this investment was written off during the quarter ended June 30, 1999.




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

       Cables To Go Inc.

       On January 29, 1999 the Company signed an agreement to sell certain assets and transfer certain liabilities of the Cable division to CTG. CTG purchased certain of the receivables, inventory, machinery and equipment and assumed capital lease liabilities for a purchase price of $1,075,000 thus yielding the Company a gain on the sale of $196,628. Concurrently, the Company determined that assets relating to the Cable division that were not purchased by CTG had no future value and were therefore written off. The book value of the assets written off was $1,144,940. When combined with the gain on the sale of assets that were sold the resulting net loss related to the disposition of the Cable division was $948,312.

       Mobile Technology Inc.

       On February 1, 1999 the Company signed a letter of intent with Mobile Technology Inc. (MTI) to sell all assets and liabilities of the MotoSat division. MTI's principal owner is James Pendleton, Chairman and former CEO of the Company. The letter of intent calls for MTI to assume all assets and liabilities of the MotoSat division. If the transaction were closed as of June 30, 1999, it would yield a gain to the Company on the sale of $60,071 that is being deferred until the transaction is complete. Pending the closing of the sale, the Company has agreed to maintain and/or provide a $300,000 credit facility for MTI with the Company's major lender. The Company anticipates closing the transaction when MTI is able to secure independent sources of financing. In the interim, MTI has assumed operational control of the MotoSat division but the Company retains ownership of the MotoSat division's receivables and inventory which are collateral for the Company's credit facility. As of September 1, 1999 MotoSat has not yet secured its own lending source which is still expected to be occur in the month of September. When the credit agreement between MotoSat and their lender is finalized, the risk of ownership will pass to MotoSat's new owners and the sale will be recorded.

       Inasmuch as the Company is still at risk for the credit facility made available to MTI, on the receivables and inventory currently being submitted to finance the current operations of MotoSat, the Company has recorded the position of financial condition of the MotoSat division as of the date of the letter of intent (February 1, 1999). Assets and liabilities have been reclassified as "Assets/Liabilities Transferred Under Contractual Arrangements" on the balance sheet at June 30, 1999. In addition, the Company has advanced $96,367 to MTI at 11.75% interest which is included in notes receivable which will be repaid when MTI secures its own lender and source of funding.

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


NOTE B - INVENTORIES

       Inventories consist of the following:
                                          June 30,            September 30,
                                           1999               1998
                                      ---------------     ------------------
Raw materials (net of allowance)            2,558,829              2,252,933
Work-in-process                             1,944,591              1,391,664
Finished goods                                 79,656                 35,572
                                      ---------------     ------------------
                                            4,583,076              3,680,169
                                      ===============     ==================


NOTE C - NOTES RECEIVABLE

       In connection with the merger negotiations with TCC the Company advanced TCC approximately $516,000. The advance is secured by a promissory note at an interest rate of 8.00 percent to be repaid when TCC obtains a line of credit or other financing. The remaining balance of $265,000 represents amounts advanced to MotoSat of approximately $96,000 and $150,000 from CTG for the guaranteed royalty in connection with the sale (see Note A).

NOTE D - BRIDGE LOANS

       During the 1st quarter of FY 1999 the Company secured two bridge loans both of which were to be repaid with funds to be received from the merger with LTI. The term of each loan was 90 days and carried an interest rate of 8 percent. One bridge loan was secured in November for $500,000 and the other in December for $400,000. Both bridge loans were subsequently repaid from proceeds received from the issuance of preferred stock. (See Note G)

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE E - WARRANTS AND OPTIONS TO PURCHASE COMMON STOCK

       During the first nine months of FY 1999 the Company issued warrants to purchase 1,230,000 shares of the Company's common stock. All warrants were issued at an exercise price which was equal to or above the market price at the time of issuance. The following table outlines the features of these warrants:

   Number of               Exercise                 Expiration
   Warrants                 Price                      Date
----------------       ----------------       ----------------------
150,000                     $1.000                     October 2002
125,000                     $0.875                     October 2002
215,000                     $0.875                    November 2001
100,000                    $1.3700                    February 2002
125,000                    $0.0875                     October 2003
160,000                    $1.2800                    February 2002
160,000                    $0.8600                       April 2002
 25,000                    $0.8000                         May 2001
 20,000                    $1.0000                        June 2003
 25,000                    $1.0000                        June 2002
125,000                    $0.8000                      August 2004


       During the first nine months of FY 1999 the Company issued non qualified options to employees to purchase 335,000 shares of common stock. All options granted were at an exercise price which was equal to or above the market price at the time of issuance. The following table outlines the features of these options:


   Number of               Exercise                 Expiration
   Warrants                 Price                      Date
----------------       ----------------       ----------------------
          60,000             $0.8000                      March 2004
         250,000             $0.8000                      April 2004
          25,000             $1.0000                       June 2004



NOTE F - CREDIT FACILITY

       As of June 30, 1999, the Company has been in violation of certain of the covenants of their credit facility with Finova. At June 30, 1999, the Company has notified the lender of the violations and is negotiating modifications to the loan agreement with the lender. As of June 30, 1999, the Company has not received a waiver from the lender and all obligations under this credit facility are payable on demand of the lender and are classified as current liabilities in the balance sheet.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE G - PREFERRED STOCK

       The Company has issued two series of Preferred Stock. Series A was issued in February 1999 consisting of 1,800 shares, par value $0.01 per share, for $1,000 per share. Series B was issued in April 1999 at the same price and par value but only 1,000 shares were issued. As mentioned in Note D, part of the issuance of this stock was used to repay the bridge loans made earlier in the fiscal year. After repayment of the bridge loans and paying $234,500 in fees and expenses, the net cash raised by the Company was $1,665,500. Both series of Preferred Stock carry a 16 percent dividend rate which is paid quarterly. If and when the Company's stock is listed again on NASDAQ the dividend rate will drop to 8 percent.

       Both issuances of Preferred Stock are convertible into shares of the Company's Common Stock. Each share of Series A Preferred Stock is convertible into an amount of shares of Pen Common Stock equal to $1,000 divided by the average of the two lowest closing bid prices for Pen Common Stock during the period of 22 consecutive trading days ending with the last trading day before the date of conversion, after discounting that market price by 15 percent (the "Conversion Price"). The maximum Conversion Price for the Series A Preferred Stock is $1.17 per share. The shares of Series B Preferred Stock are convertible into Common Stock at the same Conversion Price as the Series A Preferred Stock except for a maximum Conversion Price of $0.79 per share. Warrants to acquire 320,000 shares of Common Stock at prices ranging from $0.86 to $1.28 per share were also issued to the purchasers of the Series A and Series B Preferred Stock. The Warrants expire three years from date the Preferred Stock and warrants were initially issued.


NOTE H - EARNINGS (LOSS) PER SHARE

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

       For the three and nine months ended June 30, 1999, net earnings (loss) attributable to common shareholders includes accrued dividends at the stated dividend rate from date of issuance and a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and B Preferred Stock and related warrants. (See Note G). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and B Preferred Stock can be converted and the value assigned to the Series A and B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the earnings
       (loss) per common share. The calculation of earnings (loss) per share is included in Exhibit 11.

                             PEN INTERCONNECT, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE I - SUBSEQUENT EVENTS

       Effective September 1, 1999 the Company has entered into consulting agreements with three individuals for the purpose of receiving advice concerning overall management, strategic planning and marketing of the Company's business. The consulting agreements call for the issuance of options to purchase 3,326,667 shares of common stock at $0.30 per share as compensation for the consulting services. The consulting agreements are to be included in a Form S-8 Registration Statement to be filed with the SEC to register the shares being optioned. If the options were exercised on September 8, 1999 with a market price of $0.54 per share for the Company's stock, the exercise of the options would result in a charge of $798,400 of additional expense effecting the Company's fourth quarter. The exercise of the options would also generate $998,000 of additional cash proceeds to the Company which is intended to be used to finance operations.

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

During the three months ending June 30, 1999 the Company's InCirt division secured contracts with two new customers. One contract is with Imaging Technologies Corp. (Itec) and the other is with Xtend Micro Systems (Xtend). Itec manufactures and sells printers to national and international companies. The Company's contract with Itec is to assemble the controller board which operates the printer, install the controller board and then provide packaging and shipping services. Xtend provides the distribution of battery charges and adapter modules for laptop PC's. At present, the Company would assemble the circuit boards for the chargers and adapter modules and then provide packaging and shipping services. The packaging and shipping services are new to the Company's InCirt division but are part of the overall contract of being the sole manufacturer for both of these new customers.

Merger and Acquisitions

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

Results of Operations

Net sales. Net sales for the Company increased $588,413 or approximately 13 percent for the three month period ended June 30, 1999 as compared to the same period in the prior year. This increase resulted primarily from sales related to two new contracts acquired by the InCirt division during the third quarter of FY 99 of approximately $1,851,000. These sales more than offset the decline in sales of $1,174,411 related to the sale of the Cable and MotoSat divisions during the third quarter of the prior year. Sales for the nine months ended June 30, 1999 were $570,886 or 5 percent more than during the same period from the prior fiscal year. This increase was also primarily due to sales related to the acquisition of two new contracts by the InCirt division during the third quarter of FY 99 of $1,851,000 and increases in sales on existing contracts of approximately $800,000 which were in excess of the decline in sales of $2,041,630 due to the sale of the Cable and MotoSat divisions.

Cost of sales. Cost of sales as a percentage of net sales have increased to approximately 82 percent for the three months ended June 30, 1999 as compared to 78 percent for the same period in the prior year. This increase is due primarily to an increase in fixed manufacturing costs in support of the new contracts acquired by the InCirt division. As sales for these contracts reach their projected levels in the fourth quarter of FY 99 the Company expects to see a drop in the percent of cost of sales to sales ratio inasmuch as these new contracts have more favorable margins than the existing customer base. The increase is also attributable to a decline in margins on an existing contract at the InCirt division which were necessary to accept in order to remain competitive and retain the contract. Cost of sales as a percentage of sales was 88 percent for the nine months ended June 30, 1999 compared to 78 percent for the same period from the prior fiscal year. This increase is also attributable to the increase in fixed manufacturing costs associated with the new contracts acquired by the InCirt division and the decrease in margins on existing contracts mentioned previously.

Operating expenses. Operating expenses decreased $179,207 or 21 percent for the three months ended June 30, 1999 compared to the same period of time in the prior fiscal year. For the nine months ended June 30, 1999, operating expenses increased $965,884 or 41 percent compared to the same period in fiscal year 1998. This increase was mostly associated with an increase in general and administrative expenses of $1,068,406. The increases in general and administrative expenses occurred mostly during the second quarter and include
(1) $208,599 in professional fees associated with the issuance of the Company's Series A and B preferred stock, the negotiation of proposed merger agreements and agreements for the sale of the Cable and Motosat divisions, and Nasdaq compliance hearings, (2) $567,365 for financial representation services, and (3) $97,000 in supplemental payroll expenses associated with the termination of employees with the sale of the Cable division. Research and development costs at the PowerStream division were $8,527 lower during the three months ended June 30, 1999 as compared to the same period in 1998 but were $60,607 higher for the nine months of 1999 as compared to 1998. These costs represent ongoing new product development at the PowerStream division.

Other income and expenses. Other expenses increased $812,993 or 610 percent for the three months ended June 30, 1999 compared to the same three-month period for the prior fiscal year. This increase is mostly due to a write off of the Company's investment in the stock of Touche Manufacturing Inc. totaling
$724,959. Other expenses also increased due to interest income in fiscal year 1998 which does not exist in fiscal year 1999 and $124,325 in expenses associated with the issuance of Series B Preferred Stock in 1999. These increased expenses are offset by higher interest expense related to a favorable conversion feature associated with subordinated debentures which was recorded in fiscal year 1998 which does not exist in fiscal year 1999. Other expenses increased $1,927,859 or 330 percent for the nine months ended June 30, 1999 compared to the same period for the prior fiscal year. In addition to the items discussed for the third quarter, the Company also recorded a loss on the impairment of assets pertaining to the sale of the Cable division totaling
$1,144,940 and incurred expenses associated with the issuing of the Series A preferred stock totaling $150,000 in the second quarter of 1999.

Net earnings (loss) and earnings (loss) per share. The net loss for the third fiscal quarter ended June 30, 1999 totaled ($716,235) or ($0.09) per basic share before accrued dividends on preferred stock, compared with a gain of $358 or $0.00 per basic share for the third quarter of fiscal 1998. Included in the loss per share for the third quarter of 1999 is a loss per share of $0.09 for the write off of the investment of stock in TMCI stock. For the nine months ended June 30, 1999 the net loss of $4,359,996 resulted in a loss per share of ($0.67) before the accrual for dividends on preferred stock compared to a loss per share of ($0.05) on a loss of $225,978 for the same period in the prior fiscal year. The increase in the loss per share of ($0.62) includes ($0.18) related to the write down of impaired assets, ($0.16) related to the increase in general and administrative expenses, ($0.19) related to the decline in margins on sales, and ($0.15) related to the loss on the disposal of the Cable division.

Liquidity and Capital Resources

The Company has positive working capital of $1,074,355 at June 30, 1999 compared to a working capital deficit of ($429,423), ($2,164,821) and ($1,714,606) at
March 31, 1999, December 31, 1998 and at September 30, 1998 respectively. The increase in working capital has resulted from increased sales and inventory related to two new contracts secured by the Company during the third quarter of fiscal year 1999.

During the third quarter of fiscal year 1999, the Company achieved earnings from operations of $229,996. These earnings were then impacted by a write off of an investment in the stock of Touche Manufacturing Inc. of $724,959. During the first quarter of fiscal year 1999 TMCI was forced into receivership by its lender for non compliance with loan covenants. The Company made an unsuccessful attempt to use its shares as a means of acquiring all or part of the business of TMCI. After this unsuccessful bid, it was determined that the investment in TMCI stock was of no value and was therefore written off.

In conjunction with the Company's definitive agreement to merge with TCC, the Company advanced approximately $516,000 to assist TCC in funding its operations until completion of the merger. TCC has signed a promissory note with the Company to repay all funds advanced with interest at eight percent. The note is be repaid from future funding sources acquired by TCC.

The Company issued it's A series and B series of Preferred Stock in February and April 1999 respectively. The issuance of the Series A Preferred Stock was for $1,800,000 and consisted of 1,800 shares at $1,000 per share. The Series B Preferred Stock was for $1,000,000 and consisted of 1,000 shares also at $1,000 per share. Both issuances raised, net of expenses associated with the issuance and repayment of bridge loans, $1,665,500 to the Company which was used to fund ongoing operations.

Management believes that the new contracts secured at the InCirt division along with new contracts expected in the near future should result in continued profitable operations; however, there can be no assurance that additional contracts can be secured or that the new contracts which have been secured will continue to perform as anticipated.

Although the improvement in earnings from operations for the current fiscal year is good news the Company still faces tight cash constraints with its growth due to vendors' requiring advanced payments or low credit limits. The Company is looking to raise additional funds in the capital markets to assist with the working capital requirements to fund this growth. Pen's management estimates that approximately $1 million may have to be raised to sustain the growth in operations. With the raising of this additional capital, management believes that the cash supplied from operations in the future will be sufficient to sustain operations and reduce the dependency the Company has had on raising cash in the capital markets to sustain operations.

Inflation and Seasonality

The Company does not believe that it is significantly impacted by inflation. The Company has been marginally influenced with seasonality of sales in the past. With the sale of the Cable and MotoSat divisions, the Company is even less impacted by seasonality than before.

Year 2000 Readiness

In general, the Year 2000 issue relates to computers and other systems being unable to distinguish between the years 1900 and 2000 because they use two digits, rather than four, to define the applicable year. Systems that fail to properly recognize such information will likely generate erroneous data or cause a system to fail possibly resulting in a disruption of operations. The Company's products do not incorporate such date coding so the Company's efforts to address the Year 2000 issue fall in the following three areas: (i) the Company's information technology ("IT") systems; (ii) the Company's non-IT systems (i.e., machinery, equipment and devices which utilize technology which is "built in" such as embedded microcontrollers); and (iii) third-party suppliers. The Company has completed its evaluation of its IT systems and believes that these systems are Year 2000 compliant. The Company's non-IT systems are not date sensitive and therefore pose no risk in relation to Year 2000 issues.

Third party suppliers and customers present a different problem in that the Company cannot control the efforts of such third parties to be Year 2000 compliant.. The Company is currently requesting confirmations from critical third party suppliers that they are year 2000 compliant to avoid disruptions of services and supplies. At present the Company has received responses from approximately 40 percent of its critical vendors and is continuing to solicit responses from the rest. However, any failure on the part of such companies to be year 2000 compliant on a timely basis may adversely affect the operations of the Company. Costs incurred to date to achieve the Company's readiness for potential Y2K risk have not been material. Management also believes that any additional costs necessary to complete the evaluation of supplier readiness will not be material.

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

Item 2.           Changes in the Securities and Use of Proceeds.

1. In April 1999, Pen Interconnect Inc. issued 153,000 shares of its common stock to Richard S. Carpenter in consideration of common stock issued as payment for services.
2. In April 1999, Pen Interconnect Inc. issued 147,000 shares of its common stock to Jeffery M. Lamberson in consideration of common stock issued as payment for services.
3. In April 1999, Pen Interconnect Inc. issued 281,250 shares of its common stock to Liviakis Financial Communications, Inc. in consideration of common stock issued as payment for services.
4. In April 1999, Pen Interconnect Inc. issued 93,750 shares of its common stock to Robert B. Prag in consideration of common stock issued as payment for services.
5. In May 1999, Pen Interconnect Inc. issued 15,000 shares of its common stock to James Pendleton in consideration of common stock issued as compensation.
6. In May 1999, Pen Interconnect Inc. issued 20,000 shares of its common stock to Dave Livingston in consideration of common stock issued as payment for services.
7. In May 1999, Pen Interconnect Inc. issued 10,000 shares of its common stock to Corporate Development Group in consideration of common stock issued as payment for services.
8. In May 1999, Pen Interconnect Inc. issued 7,000 shares of its common stock to Network Investor Communications in consideration of common stock issued as payment for services.
9. In May 1999, Pen Interconnect Inc. issued 1,500 shares of its common stock to Robert Albrecht in consideration of common stock issued as compensation.
10. In May 1999, Pen Interconnect Inc. issued 2,167 shares of its common stock to Stephen Fryer in consideration of common stock issued as compensation.
11. In May 1999, Pen Interconnect Inc. issued 2,500 shares of its common stock to Mehrdad Mobasseri in consideration of common stock issued as compensation.
12. In May 1999, Pen Interconnect Inc. issued 1,000 shares of its common stock to Owen Marsh in consideration of common stock issued as compensation.
13. In May 1999, Pen Interconnect Inc. issued 1,000 shares of its common stock to Bill Day in consideration of common stock issued as compensation.

14. In May 1999, Pen Interconnect Inc. issued 1,000 shares of its common stock to Steve Ngo in consideration of common stock issued as compensation.
15. In May 1999, Pen Interconnect Inc. issued 1,000 shares of its common stock to Rafael Batista in consideration of common stock issued as compensation.
16. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Ronda Barboa in consideration of common stock issued as compensation.
17. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Heather Hungate in consideration of common stock issued as compensation.
18. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Irene Tafulu in consideration of common stock issued as compensation.
19. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Lien Hoang in consideration of common stock issued as compensation.
20. In May 1999, Pen Interconnect Inc. issued 400 shares of its common stock to Waldemar Dziurzynski in consideration of common stock issued as compensation.
21. In May 1999, Pen Interconnect Inc. issued 171,195 of its shares of common stock to BNC Bach in consideration of conversion of $100,000 of subordinated debentures.
22. In June 1999, Pen Interconnect Inc. issued 200,889 shares of its common stock to BNC Bach in consideration of conversion of $125,000 of subordinated debentures.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None during the quarter.

Item 5.   Other Information.   None

Item 6.   Exhibits and Reports on Form 8-K.

A.        Exhibits

          11  Calculation of earnings (loss) per share

          27  Financial Data Schedule.

B.        Reports on Form 8-K.  None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 14, 1999


                                  PEN INTERCONNECT, INC.

                                  By:  /s/ Stephen J Fryer
                                  Stephen J. Fryer
                                  President and CEO


                                  By: /s/ Robert J. Albrecht
                                  Robert J. Albrecht
                                  CFO, Principal Accounting
                                  Officer and Vice-President

                                                                    Exhibit 11

                             Pen Interconnect, Inc.

                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                                   (Unaudited)



                                                 Three months         Three months          Nine months         Nine months
                                                Ended June 30,       Ended June 30,      Ended June 30,        Ended June 30,
                                                     1999                 1998                 1999                 1998
                                              ------------------   ------------------   -------------------  -------------------
Net earnings (loss)                           $         (716,235)  $              358   $        (4,359,996) $          (225,978)
Preferred dividends                                     (109,063)                   0              (146,148)                   0
Imputed dividend from beneficial
   conversion feature of Preferred Stock                (626,262)                   0              (626,262)                   0
                                              ------------------   ------------------   -------------------  -------------------
Net earnings (loss) attributable to
   common shareholders                        $       (1,451,560)  $              358   $        (5,132,406) $          (225,978)
                                              ==================   ==================   ===================  ===================
        Basic EPS
Common shares outstanding entire
   period                                              6,865,517            4,384,987             5,018,437            4,072,863
Weighted average common shares issued                    828,133              201,975             1,520,383              379,449
                                              ------------------   ------------------   -------------------  -------------------
Weighted average commons shares
   outstanding during period                           7,693,650            4,586,962             6,538,820            4,452,312
                                              ==================   ==================   ===================  ===================
   Earnings (loss) per common share - basic   $            (0.19)  $             0.00   $             (0.78) $             (0.05)
                                              ==================   ==================   ===================  ===================
        Diluted EPS
Weighted average common shares
   outstanding during period - basic                   7,693,650            4,586,962             6,538,820            4,452,312
Dilutive effect of stock options and
   warrants                                                    0              534,191                     0                    0
                                              ------------------   ------------------   -------------------  -------------------
Weighted average common shares
   outstanding during period - diluted                 7,693,650            5,121,153             6,538,820            4,452,312
                                              ==================   ==================   ===================  ===================
Earnings (loss) per common share -
   diluted                                    $            (0.19)  $             0.00   $             (0.78) $             (0.05)
                                              ==================   ==================   ===================  ===================
