Form 10KSB
period 1999-09-30
PEN INTERCONNECT INC
filed 2000-01-13
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended   September 30, 1999

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

                      1601 Alton Parkway, Irvine CA. 92606
               (Address of Principal Executive Offices) (Zip Code)

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

                                                Yes X No

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. check

           State issuer's revenues for its most recent fiscal year.
 $17,651,838

           As of November 29, 1999, there were 9,663,114 shares of the Issuer's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Issuer's voting stock held by non-affiliates of the Issuer was approximately $2,161,543 computed at the closing quotation for the Issuer's common stock of $0.270 as of November 29, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                 See Item 13 - Exhibits and reports on form 8-K

                                   FORM 10-KSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                           Page

      PART I

      1.   Description of Business                                            3

      2.   Description of Property                                            8

      3.   Legal Proceedings                                                  9

      4.   Submission of Matters to a Vote of Security Holders                9

      PART II

      5.   Market for Common Equity and Related Stockholder
           Matters                                                            9

      6.   Management's Discussion and Analysis or Plan of
           Operation                                                         10

      7.   Financial Statements                                              14

      8.   Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                               15

      PART III

      9.   Directors, Executive Officers, Promoters and Control
           Persons;
               Compliance With Section 16(a) of the Exchange Act             15

      10.   Executive Compensation                                           17

      11.   Security Ownership of Certain Beneficial Owners and
            Management                                                       19

      12.   Certain Relationships and Related Transactions                   20

      13.  Exhibits and Reports on Form 8-K                                  21

      Signatures                                                             23

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS


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

      (A) BUSINESS DEVELOPMENT

      General

       We develop and produce on a turnkey basis, contract manufacturing solutions for original equipment manufacturers in the computer, telecommunications, electronic instrument, medical and testing equipment industries. Original equipment manufacturers are generally referred to by the initials OEM. For most of FY 99 Pen operated two divisions: 1) the InCirT division, located in Irvine, California, provides assembly and testing services for electronic circuit boards; and 2) the PowerStream division, located in Orem, Utah, designs and manufactures custom power supplies, battery chargers and UPS systems. In September 1999, we closed the sale of our MotoSat division, located in Salt Lake City, Utah, to a company controlled by our former Chairman. On February 5, 1999, we closed the sale of our Pen Cable division, located in Salt Lake City, Utah, to a subsidiary of CTG, Inc.

      Summary of Current Year Events and Subsequent Events

      Since the end of fiscal 1998, Pen has entered into several agreements which have had, or will have, a material impact on Pen. Over the course of fiscal 1999, Pen continued to experience a lower level of profitability than was anticipated at the beginning of the year and Pen has consequently experienced continued cash flow problems. The lower than expected level of profitability has been the result of the inability to successfully complete mergers with new companies and increase sales to cover operating costs. For most of fiscal 1998, the market price of Pen's stock was sufficient to raise additional cash to support the negative cash flow from operations. Pen's stock price has since declined and Pen's securities have been delisted from the Nasdaq National Market.

      In September 1998 Pen entered into discussions with a prospective buyer for the MotoSat and the Pen Technology Cable divisions because of continued losses generated by these divisions and the lack of capital to adequately fund and grow the business of these two divisions. Moreover, new management determined that the MotoSat business and products did not strategically fit the goals and directions established by Pen. In September 1999, Pen completed the sale of the MotoSat division to a company controlled by James Pendleton, Pen's former Chairman and CEO. The sale did not generate cash proceeds but eliminated monthly operating losses associated with MotoSat. All assets and liabilities of the MotoSat division were transferred to Mr. Pendleton's company in exchange for any future obligations to make payments under a deferred compensation feature in Mr. Pendleton's employment contract. The transfer of the MotoSat division to Mr. Pendleton resulted in a loss to the Company of approximately $68,000.

      In February 1999, Pen closed an Asset Purchase Agreement with Pen Cabling Technologies, LLC, a wholly owned subsidiary of CTG, Inc. CTG acquired substantially all of the assets relating to the Cable division. The purchase price was $1,075,000 and the assumption by CTG of lease obligations of the Cable division. The purchase price was based upon the approximate book value of the assets and liabilities divested. Pen, CTG, and its subsidiary also entered into a Consulting Agreement under which Pen will receive royalties on future sales of the Cable divisions' business and products. Of the purchase price, $847,823 was paid to Pen's principal lender, FINOVA, and $227,177 was paid to satisfy many outstanding liabilities relating to the Cable division which were not assumed by CTG. The transaction resulted in a loss for financial reporting purposes of approximately $1.5 million.

      In December 1998, Pen entered into a purchase agreement with Laminating Technologies, Inc. Under the agreement, a newly formed subsidiary of Pen would merge into Laminating Technologies and Laminating Technologies would become a wholly owned subsidiary of Pen. This agreement was terminated by mutual agreement of the parties in April 1999.

      In June 1999, Pen entered into an agreement to merge with Transdigital Communications Corporation, which is commonly known as TCC. TCC is a privately held developer of entertainment and database systems for the transportation markets which includes narrow bodied commercial aircraft and cruise ships. This agreement was terminated by mutual agreement of Pen and TCC on September 1, 1999.

      In October of 1999 the Company received notice from its primary lender (Finova) that they were placing the Company's loan in default status for non-compliance with loan covenants. The Company was originally given until December 18, 1999 to pay off the loan balance. As of the date of this report, Finova has extended the deadline to February 28, 2000 but no other lending arrangements or definitive agreements to sell the Company or any of its divisions have been made. On December 23, 1999 the Company signed a letter of intent with a contract manufacturer to sell the InCirT division and is currently going through due diligence procedures related to this agreement. It is anticipated that this sale will provide the cash necessary to pay off the Finova obligation.

      The Company is also negotiating to acquire an electronics business. However, no agreements or commitments have been entered into as of this date.

      On December 28, 1999 the Company signed a letter of intent to sell the PowerStream division to a private investor. Due diligence is currently being performed under the terms of the letter of intent.

      (B)  BUSINESS OF ISSUER

      1.  Principal Products and Services

      Pen focuses on providing services to OEMs interested in utilizing contract manufacturing for some or all components incorporated in OEM products. OEMs have been increasing their use of contract manufacturers to provide components and expertise in order to reduce the capital investment necessary to manufacture subassemblies thereby enabling the OEMs to focus their resources on their end products.

      Advances in technology of electronic products and increased unit volume would require OEMs to invest more heavily in internal manufacturing through increased working capital, capital equipment, labor, systems and infrastructure. Use of contract manufacturers such as Pen allows OEMs to maintain advanced manufacturing capabilities while minimizing overall resource requirements. Contract manufacturers also allow OEMs to focus more sharply on their own core competencies where they add the greatest value such as product development and marketing.

      Pen markets its products and services to its customers through in-house salesmen and independent sales representatives. Pen's OEM customers are located throughout the continental U.S.

      The following is a summary of the products and markets of Pen's divisions.

      InCirT Division

      Pen's InCirT division is engaged in the electronic manufacturing services industry and provides certified assembly and testing services for electronic circuit boards. Pen can assemble circuit boards using both commonly accepted methods. These are surface mount, where the parts are assembled on the surface of the circuit board, and through-hole, where the parts are assembled through holes in the circuit board. These products are used primarily in computer, testing, and medical equipment. Pen's services are certified by the International Standards Organization, or ISO.

       Two new sales contracts (Itec and Xtend) were secured by the InCirT Division during the third quarter of FY 99. During the fourth quarter, both new customers developed cash flow problems and were unable to pay the Company for their credit sales according to the terms specified in their contracts. The InCirT division has suspended sales or is selling on a COD basis with these new customers until their cash flow problems are corrected and their accounts brought current. As a result, sales for the InCirT division have returned to levels which existed before the securing of these new contracts.

       The Company is currently negotiating with potential buyers of the InCirT Division. On December 23, 1999 the Company signed a letter of intent to sell the InCirT division to a contract manufacturer.

      PowerStream Division

      The PowerStream division designs custom battery chargers and power supply systems for its customers. If the customer decides to place an order for the product after approval of the prototype created by the division, the production is contracted out to contract manufacturers: larger orders are manufactured at a facility in China to take advantage of lower labor rates and component costs while production runs of smaller amounts are manufactured by domestic contract manufacturers.

      PowerStream has a major contract with L3 Corporation which suffered delays in its shipping schedule during FY 99 and resulted in lower sales than anticipated. PowerStream has worked hard to secure other contracts in addition to L3 but none have been of such a volume to make PowerStream a cash contributor to the Company. PowerStream has consumed $452,360 of Company funds in its operations during FY 99 and $533,124 in FY 98.

      On December 28, 1999 the Company signed a letter of intent to sell the PowerStream division to a private investor. Due diligence is currently being performed under the terms of the letter of intent.

       2.  Distribution Methods

       The Company receives orders directly from OEM's and ships the product directly to them. No other distribution method is employed.

       3.  Status of Publicly Announced New Products

         None

      4.   Competitive Business Conditions

      Pen's primary products and services are sold to OEM's in high technology industries. The computer industry in particular has been under intense pressure to provide faster and more powerful products at a lower cost. Consequently, many contracts calling for large production runs are now being processed in the Pacific Rim countries due to favorable labor rates.

      The InCirT division provides services producing products for which the OEMs do not require large enough quantities to make production in Asia economical. The InCirT division competes on the basis of price, quality, speed of production and delivery. Its principal competitors include Superior Manufacturing, Comtel, and Qtron, among others. InCirT has a more automated through-hole operation to handle smaller manufacturing quantities than other competitors of comparable size. Through-hole assembly amounts to approximately 70% of the sales volume of the InCirT Division. Combined with the high quality of the product InCirT produces (only 1% of sales were returned for rework during FY 99), the production capacity of the through-hole operation creates a competitive edge for InCirT over its competition. InCirT must also rely on speed of production and competitive pricing to compete effectively. Incirt's ability to compete has been hindered by the Company's cash flow problems which has created delays in purchasing raw materials and meeting delivery schedules.

      The PowerStream division is an engineering design shop and has only a small number of competitors. PowerStream specializes in providing battery chargers and power supply units needed for specific applications that larger manufacturers would not supply in mass quantities due to lower volumes. Success in competing with the few competitors which do exist for PowerStream depends on effectively designing products that meet the customers specifications for performance, flexibility in making changes to product design as needs change and supplying the product at a competitive cost.

      5.  Sources and Availability of Raw Material

      There are a large number of vendors for many of the raw materials used by all of Pen's divisions. Some key component parts used in Pen's products are available from only one or a limited number of suppliers, and Pen currently does not have long-term agreements with all suppliers of components. A reduction or interruption in supply from third-party contractors would reduce Pen's production unless or until alternative sources could be established.

      The availability of raw materials has been hampered by the lack of cash flow and the corresponding inability to pay vendors in a timely manner. Some vendors from time to time have withheld necessary raw materials until payments have been brought current. The impact of this is potential delays in meeting customer shipping deadlines, incurring overtime expenses to comply with customer shipping schedules and more expensive freight costs to have materials arrive in a timely manner; all of which negatively impact profitability. Through the divestiture of the Cable and MotoSat divisions and securing new sales orders through an expanded sales staff, Pen is attempting to create a positive cash flow which will allow for timely payment for the raw materials.

      6.  Dependence on Major Customers

      The Company sells its products and services principally to OEMs. Because the products are not sold at retail to the public, the Company is always dependent on having supply contracts with OEMs. Consequently, at any given time the Company can be dependent on one or a few major customers.

      During the past fiscal year, 50% of the sales of the InCirT division came from Alaris Medical Systems. The next largest customer was Triconix with 22% of Incirt's sales. Together these two customers made up 72% of the sales for the InCirT division and 63% of the Company's total sales for the year. The Company made efforts to expand its customer base and reduce the risk of depending on one or two customers but its newer customers incurred financial difficulty and were unable to perform under their contracts with the Company.

      7.  Intellectual Property

      The Company currently has no patents or trademarks on its current products or products under development.

      8.  Need For Governmental Approval

      None of the Company's products require governmental approval.

          9.  Effect of Governmental Regulation on Business

          The Company is not aware of any existing governmental regulation and does not anticipate any governmental regulation which materially affects the Company's ability to conduct its business operations.

          10.  Research and Development

          Customers contract with PowerStream to design the custom battery chargers or power supplies they need in the specific environment they are to be used in. In almost all cases the customer agrees to reimburse PowerStream for the time and material used to design the product. Payment of this fee is generally 50% up front and 50% upon acceptance of the prototype by the customer after testing. Because of the nature of PowerStream's business, all overhead related expenses associated with its operations are treated as research and development expenses by the Company.

          11.  Compliance with Environmental Laws

          The Company has not incurred, and does not presently anticipate incurring, any material costs in complying with all federal and state environmental laws.

          12.         Employees

          As of September 30, 1999, Pen employed approximately 212 full and part-time employees. Five employees were executive personnel, nine were technical and engineering personnel, 11 were in marketing, sales, administrative, accounting, information systems, and clerical and 187 were manufacturing personnel.




                         ITEM 2. DESCRIPTION OF PROPERTY


      FACILITIES

      In July of 1998, the InCirT division moved into a new manufacturing and office facility in Irvine, California. This new facility consists of 51,400 square feet of which 46,400 is currently being used; 35,000 square feet of manufacturing space and 11,400 of office space. The expansion capacity can be converted into both office and manufacturing space as the need arises. The lease on the property runs until July of 2005.

      The PowerStream division's sales and engineering facilities are located in Orem, Utah, under a lease which expires in February 2001, which management intends to extend if the Company retains the PowerStream division. The premises contain approximately 5,200 square feet of space, all of which is utilized for sales, research, development, prototype production and administration.

      Management believes that the above properties and their contents are adequately covered by insurance and that the square footage is sufficient to meet the Company's needs.

                            ITEM 3. LEGAL PROCEEDINGS


      As of the date of this filing, the Company and it's CEO, Stephen Fryer, are being sued by a former officer of the Company for fraud and breach of an employment contract. The name of the case is "Alan Weaver vs. Pen Interconnect, Inc. and Stephen Fryer" case # 817158 being held in the Superior Court, County of Orange, State of California.




               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                     HOLDERS


         There were no matters voted on by the shareholders in the fourth quarter.



                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDERS MATTERS



       Our common stock and warrants have been traded on the OTC Bulletin Board since they were delisted from the National Association of Securities Dealers Automated Quotation system as of March 30, 1999. They are traded under the symbol "PENC" for the common stock and "PENCW" for the warrants. The common stock and warrants were first publicly traded on November 17, 1995. The following table sets forth the range of high and low bids for our common stock for the last two years.

                                                      High             Low
         Fiscal Year 1999 - Quarter Ended
         September 30, 1999                           $0.81            $0.52
         June 30, 1999                                 1.19             0.78
         March 31, 1999                                2.00             0.72
         December 31, 1998                             2.50             0.77

         Fiscal Year 1998 - Quarter Ended
         September 30, 1998                           $2.22            $0.81
         June 30, 1998                                 3.09             1.88
         March 31, 1998                                3.19             2.50
         December 31, 1997                             3.13             1.88

      On November 8, 1999, the closing quotation for the common stock on the OTC Bulletin Board was $0.25 per share. As of November 9, 1999, there were 9,663,114 shares of common stock issued and outstanding, held by approximately 1,100 shareholders, including several holders who are nominees for an undetermined number of beneficial owners.

      On November 8, 1999, the closing quotation for the warrants was $0.02 per warrant. As of November 09, 1999, there were issued and outstanding warrants to purchase 8,117,328 shares.

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

      The Company has not paid any dividends with respect to its common or preferred stock and does not anticipate paying any dividends in the near future. The Company's credit facility with its lender prohibits the payment of dividends without their consent.




                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION



      The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the fiscal years ended September 30, 1999 and 1998. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

      Results of Operations

      Net sales. Net sales for the Company increased $560,406 (3.3%) from $17,091,432 for fiscal year 1998 to $17,651,838 for the fiscal year ended September 30, 1999. The net increase is primarily due to $2,935,839 of sales to two new customers (Itec and Xtend) secured by the InCirT Division during the third quarter of FY 99. These sales were offset by a decline in sales of $2,804,387 from the Cable and MotoSat Divisions which were sold five months into FY 99. Sales from the two new customers at the InCirT Division in FY 99 were less than what was expected to be realized due to collection problems incurred by the Company related to these new customers. The Company began shipments to Itec and Xtend as their sole assembly and packaging source of product in May of FY99. By July, the Company became aware of the inability of these new customers to make payments on their accounts. As a result, the Company suspended further shipments to Itec and reduced shipments to Xtend to a level more closely matching what Xtend could pay on a COD basis.

      Cost of sales. Cost of sales as a percentage of net sales remained relatively constant at 94% in fiscal year 1999 compared to 93% in fiscal year 1998. The slight increase is a net result of numerous factors each immaterial when considered independently.

      Operating expenses. Operating expenses increased from $4,736,421 in 1998 to $10,216,909 in 1999 for a total increase of $5,480,488. This increase resulted primarily from 1) an increase in impaired asset charges of $2,028,129 mostly related to the sale of the cable division and the write off of goodwill associated with the InCirT and PowerStream divisions', 2) an increase in general and administrative expenses of $4,184,682 due primarily to the write off of accounts and other receivables totaling $2,030,833; $769,125 in options granted with an exercise price below market on the date of issue, $249,722 in fees incurred by the Company in raising capital to sustain operations and accounting fees associated with three merger attempts which did not materialize. These were offset by 1) a decrease in sales and marketing expenses of $359,171 and 2) by a decline in depreciation expense of $172,356 related to the sale of the Cable and MotoSat divisions.

      Other income and expenses. The Company experienced a $1,040,116 increase in other expenses from $1,140,078 in fiscal year 1998 to $2,180,194 in fiscal year 99. This increase stems primarily from the Company sustaining a combined loss on the sale of the Cable and MotoSat divisions of $1,575,497. This was offset by a decline in interest expense of $421,784 due primarily to the reduction in the line of credit related to the receivables and inventory associated with the Cable and MotoSat divisions which were sold.

      Net loss and loss per share. Net losses increased to $12,014,791 or $1.82 per common share in fiscal year 99 from $5,445,383 or $1.24 per common share in fiscal year 1998; an increase of $6,569,408 or $0.58 per share. This increased loss per common share resulted from the following: $0.95 from the increase in general and administrative expenses, $0.46 from the write off of impaired assets, $0.36 from the loss associated with the sale of the Cable and MotoSat divisions and $0.22 from the impact of accrued preferred dividends and imputed preferred dividends on the discounted conversion feature of the preferred shares in calculating the net loss available to common shareholders. These were offset by $0.10 due to a decline in interest expense, $0.08 in the decline of marketing expenses and $1.13 from the effect of the increase in weighted average shares during the current fiscal year.

      Liquidity and Capital Resources

      The Company had negative working capital at September 30, 1999 of $3,197,941 compared to $1,714,606 at September 30, 1998 for an increase in negative working capital of $1,483,335. This increase was primarily attributable to an increase in accounts payable of $1,034,615, an increase in the current maturities of long-term obligations of $549,940 and an increase in accrued liabilities of $447,372. These were offset by a noncash conversion of $1,401,429 of subordinated debentures to common stock at the end of FY 99. A primary reason for the negative working capital is the Company's failure to comply with covenants related to the Company's collateralized loan with Finova at the end of FY 98 and FY 99 resulting in the entire loan being classified as a current liability due to Finova's rights to declare the entire loan due and payable.

      Over the course of fiscal 1999, Pen continued to experience cash flow problems. For most of fiscal 1998, the market price of Pen's stock was sufficient to raise additional cash to support the negative cash flow from operations. Pen's stock price has since declined and Pen's securities have been delisted from the Nasdaq National Market.

      In September 1999, Pen completed the sale of the MotoSat division to a company controlled by James Pendleton, Pen's former Chairman and CEO. The sale did not generate cash proceeds but eliminates monthly operating losses associated with MotoSat. All assets and liabilities of the MotoSat division were transferred to Mr. Pendleton's company in exchange for any future obligations to make payments under a deferred compensation feature in Mr. Pendleton's employment contract. The transfer of the MotoSat division to Mr. Pendleton resulted in a loss to the Company of approximately $68,000.

      In February 1999, Pen closed an Asset Purchase Agreement with Pen Cabling Technologies, LLC, a wholly-owned subsidiary of CTG, Inc. CTG acquired substantially all of the assets relating to the Cable division. The purchase price was $1,075,000 and the assumption by CTG of lease obligations of the Cable division. The purchase price was based upon the approximate book value of the assets and liabilities divested. Pen, CTG, and its subsidiary also entered into a Consulting Agreement under which Pen will receive royalties on future sales of the Cable divisions' business and products. Of the purchase price, $847,823 was paid to Pen's principal lender, FINOVA, and $227,177 was paid to satisfy many outstanding liabilities relating to the Cable division which were not assumed by CTG. The transaction resulted in a loss for financial reporting purposes of approximately $1.5 million.

      In June 1999, Pen entered into an agreement to merge with Transdigital Communications Corporation, which is commonly known as TCC. TCC is a privately held developer of entertainment and database systems for the transportation markets which includes narrow bodied commercial aircraft and cruise ships. This agreement was terminated by mutual agreement of Pen and TCC on September 1, 1999. Before the agreement was terminated the Company loaned approximately $500,000 to TCC to help with operations in anticipation of the merger closing. TCC signed a note for the loan which calls for repayment as they secure additional financing from other sources. As of the date of this filing TCC has not obtained other financing.

      With the sale of the MotoSat and Cable division, the InCirT and PowerStream divisions are the only divisions remaining with the Company that generate revenue. Of the revenues generated by these two divisions in FY 99, InCirT generated 95% of those revenues.

      Two new sales contracts were secured by the InCirT Division during the third quarter of FY 99. During the fourth quarter, both new customers developed cash flow problems and were unable to pay the Company for their credit sales according to the terms specified in their contracts. The InCirT division has suspended sales or is selling on a COD basis to these new customers. As a result, sales for the InCirT division have returned to levels which existed before the securing of these new contracts and InCirT has had to write off $1,878,846 of receivables related to these customers as uncollectable. The Company purchased $1,611,557 of raw material inventory from both customers at the inception of the contract which was to be paid off with a note within twelve months or returned to the customers.

      The InCirT division acquired two additional SMT equipment lines totaling $617,955 with updated technology capabilities that would make InCirT more competitive in attracting additional PCB customers. One line was acquired through a lease for $417,955 and the other was purchased from Alaris (Incirt's major customer) on a note for $200,000 to be applied against receivables owed InCirT at a rate of $40,000 per month.

      In October of 1999 the Company received notice from its primary lender (Finova) that because of an over-advance from the uncollected receivables from Itec and Xtend and because of continued losses from operations they were placing the Company's loan in default status for non compliance with loan covenants. The Company was given until December 18, 1999 to pay off the loan balance with Finova. As of the date of this report, Finova has extended the deadline on paying off the loan balance to February 28, 2000; however, no other lending arrangements or financing sources have been obtained.

      On December 23, 1999 the Company signed a letter of intent with a contract manufacturer to sell the InCirT division and is currently going through due diligence procedures related to this agreement. As a result of the Company's solvency and liquidity problems, it has written off the unamortized balance of goodwill associated with the acquisition of the InCirT and PowerStream divisions to reflect the reduced expected life of these divisions.

      The Company is also negotiating to acquire an electronics business. However, no agreements or commitments have been entered into as of this date.

      Finova has withheld advances to reduce the over-advance situation with the Company's line of credit. This has restricted the Company's ability to pay vendors and obtain raw materials to meet shipping schedules. The Company's InCirT Division has had to contract with a competitor to purchase raw materials for Alaris, Incirt's and the Company's major customer. If Incirt's competitor were to eventually replace InCirT as the supplier to Alaris, InCirT would lose 50% of its sales which would further limit the Company's ability to correct its negative cash flow.

      To sustain operations, the Company had to raise cash from the capital markets. The Company secured two bridge loans in the first quarter of FY 99 totaling $900,000. The Company raised an additional $2,800,000 through the issuance of two series of preferred stock. 1,800 shares of Series A preferred stock were issued in February raising $1,800,000 and 1,000 shares of Series B preferred stock were issued in April raising another $1,000,000. Of the total proceeds of $2,800,000; $900,000 was used to repay the bridge loans made earlier in the year, $249,722 related to the expenses associated with the issue, $500,000 was loaned to TCC with the balance being used by the Company to pay vendors. Both issuances of preferred stock have an annual dividend of $160 per share which the Company has accrued for but cannot pay without approval from Finova. The only other monies raised in the capital markets during the fiscal year was from the exercise of warrants to purchase common stock.
      These warrants raised an additional $165,000.

      Additional capital infusions are necessary to help the Company sustain operations at this time. The investors which purchased the subordinated debentures in FY 98 and the preferred stock in FY 99 have been unwilling to make any further investments in the Company. Attempts to raise additional capital from new sources were hindered with the decline in the market price of the Company's common stock. As of the date of this filing, the Company has no prospects for new sources of lenders, equity investors or new sources of working capital to sustain operations of the Company as it now exists. Pen is seeking to relieve the liquidity problems by pursuing the sale of its remaining divisions. However, additional capital would still probably be necessary to fund the operations of a new business. If Pen cannot raise the additional capital, Pen will continue to incur losses from its operations and may have to seek bankruptcy protection.

      Seasonality of Business

      The Company's InCirT Division usually incurs an approximate 30% drop in sales during the second quarter of the fiscal year resulting from a decline in orders from Alaris Medical Systems, the divisions primary customer. Sales usually resume to normal levels as the third quarter begins. This seasonal drop in sales adds to the cash flow problems for the Company due to the Company's position of paying for commitments on prior sales with funding from current sales. A drop in sales therefore creates less cash to pay for the expenses of higher sales in previous months. However this year, because of a large past due backlog, there is expected to be no seasonal drop in sales.

      Backlog of Orders

      The only material backlog of orders exists at the InCirT division in relation to Alaris. The cash flow problems the Company faces has caused delays in procuring materials to complete production of Alaris orders and has created a backlog position. The Company anticipates that this backlog will continue until a positive cash flow is achieved or additional investments of working capital are secured by the Company. As of the date of this filing, the PowerStream division has also developed a backlog of shipments with one of its customers due to the Company's cash flow problems and inability to pay vendors. Although the sales associated with this backlog are immaterial to the sales of the Company as a whole, the customer is the main source of current revenue for PowerStream.

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

      Third party suppliers and customers present a different problem in that the Company cannot control the efforts of such third parties to be Year 2000 compliant. The Company has completed its review of critical customers and believes that they are year 2000 compliant. The Company has not completed its review of critical vendors and does not anticipate that this review will be complete before the year 2000. Costs were expensed as incurred and do not appear to have been material. The foregoing statements are based upon management's current assumptions.



                          ITEM 7. FINANCIAL STATEMENTS


      The financial statements and supplementary data are included beginning at page F1.

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


         Not applicable.


                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE AC



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


              Name           Age                    Position


      Stephen J Fryer        61             Chief Executive Officer
                                            and Principal Accounting
                                            Officer


      Wayne R. Wright         61            Director; Vice Chairman
                                            of the Board of Directors


      James E. Harward        47            Director

      Milton Haber            76            Director

      Brian Bonar             52            Director

      Danieli Reni            48            Vice President of
                                            Engineering; President of
                                            PowerStream Division

         Stephen J. Fryer has served as Chief Executive Officer of the Company since 1999 and as a director of the Company since 1997. He served as Senior Vice President of Sales and Marketing from October 1996 to October 1997. From 1989 to 1996, Mr. Fryer was a principal in Ventana International, Ltd., an Irvine, California based venture capital and private investment banking firm. Mr. Fryer graduated from the University of Southern California in 1960 with a Bachelors Degree in Mechanical Engineering and has spent over twenty-eight years in the computer business in the United States, Asia and Europe.

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

         Milton Haber has been the CFO of Airline Management Corporation since 1996 and is a private investor. From 1949 through 1983 Mr. Haber was a business consultant, small business owner and a private investor. He attended Brooklyn College from 1946 through 1948 after serving in the United States Air Force during World War II. Mr. Haber joined the Company's Board of Directors in February 1998.

          Brian Bonar was appointed a director of the Company on November 30, 1999. Mr. Bonar currently serves as CEO and President of Imaging Technologies Corporation (Itec) and has held this position since April 1998. Prior to his appointment as CEO of Itec, Mr. Bonar served in other capacities with Itec since August 1992. From 1991 to 1992 Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezsier Systems, Inc. From 1990 to 1991 he was Worldwide Sales Manager for Adaptec, Inc. From 1988 to 1990 Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation. From 1984 to 1988 Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc. Prior to these appointments, Mr. Bonar was employed by IBM, U.K. Ltd. for approximately 17 years.

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

      Compliance with Section 16(a) of the Securities Exchange Act of 1934.

         Section 16(a) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, require the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies thereof.

        Based on its review of the copies of such forms received by the Company, Mr. James Pendleton, the Company's Chairman until November 11, 1999, is late in filing forms related to the donation of stock to a charitable organization and Mr. Steve Fryer, the Company's current Chairman and CEO is late in filing forms related to the issuance of options by the Company.


                         ITEM 10. EXECUTIVE COMPENSATION


      The following table shows the compensation paid by the Company to its current Chairman and Chief Executive Officer, and the Company's other most highly paid executive officer. None of the other executive officer's total annual salary and bonus exceeded $100,000 for the years presented.

                           Summary Compensation Table

                               Annual Compensation



      Name and Principal
         Position              Fiscal Year        Salary                 Bonus

      James S. Pendleton          1999            $139,666                  0
      Chairman                    1998            $139,000                  0
                                  1997            $144,236                $6,000

      Stephen J. Fryer            1999            $156,304                  0
      President                   1998            $108,000                  0
                                  1997             $67,053               $45,000


       * The tables above do not include certain insurance, the use of a car, and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's salary and bonus.

                      Option/SAR Grants in Fiscal Year 1999

                      Number of       Percent of Total
                      Securities       Options Granted     Exercise
                    Underlying         to Employees in    Price per   Expiration
Name              Opetions Granted     Fiscal Year 1998     Share       Date

Stephen J. Fryer     250,000              570,000          $0.6500    Apr 2004

                    Aggregated Option/SAR Exercises in Fiscal
                   Year 1999 and Fiscal Year End Option Values



                                                                Number of            Value of
                                                              Number of            Unexercised
                                                             Securities            Options at/
                       Shares                                Unexercised           Fiscal Year/
                      Acquired                               Options               End Year/
                        on                                    Exercisable /          Exercisable /
           Name       Exercise        Value Realized        Unexercised /          Unexercised /

James S. Pendleton           -0-           None            450,000/450,000        $0.00
Stephen J. Fryer             -0-           None            278,500/278,500        $0.00

                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                     OWNERS
                                 AND MANAGEMENT



         The following table sets forth the number of shares of the Company's common stock beneficially owned as of November 29, 1999, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees and executive officers, as a group, as reported by each such person. Unless otherwise indicated, each stockholder's address is c/o the Company, 1601 Alton Parkway, Irvine, Ca. 92606.


                                         Amount and      Amountcial     Percentage of
                                         Nature of       Issuable on     Outstanding
                                         Beneficial      Exercise of     Commonn
        Name and Address of              Ownericial        Optionse        stock
         Beneficial Owner
     Directors and Executive officers
     James S. Pendleton (1)(2)            1,376,703      1,015,408           12.9%
     James S. Pendleton Family Trust        256,441              0            2.7
     Stephen J. Fryer                       580,500        492,500            5.7
     Wayne R. Wright (3)                  1,441,029      1,243,920           13.2
     Milton Haber                            47,222         35,000            0.5
     James E. Harward                        10,000         10,000            0.1
     AMRO International, S.A (4)          3,905,727      3,905,727           28.8
     Gossmunster Platz 26
     Zurich, Switzerland
     Austost Anstalt Schaan (4)           1,952,863      1,952,863           16.8
     Landstrasse 163
     Vaduz, Liechenstein
     Balmore Funds, S.A. (4)              1,952,863      1,952,863           16.8
     Trident Chanbers
     Road Town, Tortola
     British Virgin Islands
     RBB Bank AG (4)                      3,168,200      3,168,200           24.7
     Burgring 16
     Graz, Austria
     Peter Benz                           1,326,667        906.667           12.6

     All Officers and Directors as a
      Group (4 persons) (3) (4)           2,078,751      1,781,420           18.2

     (1) Includes 256,441 shares of Common Stock held by the James S. Pendleton Family Trust of which Mr. Pendleton is a trustee and beneficiary and 15,144 shares in Mr. Pendleton's account in the Company's ESOP.

     (2) Includes 89,710 shares held by the Virginia C.G. Pendleton Family Trust. Mr. Pendleton has voting control of these shares but disclaims beneficial ownership.

     (3) Includes 100,000 shares held by the Wayne R. Wright Family Trust, 50,000 shares held by the LaRae Wright Family Trust, of which Mr. Wright is a trustee and beneficiary, and 7,109 shares in Mr. Wright's account in the Company's ESOP.

     (4) In addition to shares issuable on exercise of warrants, consists of shares issuable upon conversion of shares of Series A preferred stock and Series B preferred stock based on a market price equal to $0.34 per share. The terms of the Series A and Series B preferred stock prevent the holders from converting their shares of preferred stock if the conversion would cause the holder to be deemed the beneficial owner of more than 9.9% of Pen's common stock, except with the prior consent of the holder.

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


         During fiscal year 1999, the Company sold its MotoSat division to a company owned by James Pendleton who at that time was serving as Chairman and CEO of the Company. The terms of the sale were such that the Company would transfer all assets and liabilities of the MotoSat division to Mr. Pendleton in exchange for any rights of deferred compensation and /or retirement benefits as stated in Mr. Pendleton's employment contract with the Company. The net assets of the MotoSat division on February 1, 1999, the date of the sale, were $68,437.

      During FY 99, the Company had sales of $1,719,093 to Imaging Technologies Corporation (Itec), of which $949,328 have been written off as uncollectable. The Company discontinued sales to Itec in July of 1999. In November 1999, Mr. Brian Bonar became a director of the Company. Mr. Bonar is the President and CEO of Itec. The Company has explored acquiring certain assets and operations of Itec but no agreements and commitments have been made as of the date of this report.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(a) Reports on Form 8-K.

           No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

(b)


INDEX OF EXHIBITS


Exhibit                                   Description
No.

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

            3. Articles of incorporation and By-laws,  incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 33-96444.

           4.1 Certificate of Amendment creating Series A Convertible Preferred Stock as filed February 10, 1999. See Exhibits to Report on Form 8-k filed on February 17, 1999.

           4.2 Certificate of Amendment creating Series B Convertible Preferred Stock as amended.

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

          10.2 Employment Agreement between James S. Pendleton and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

          10.3 Employment Agreement between Wayne R. Wright and the Company. See Exhibit to Report on Form 10-QSB dated June 30, 1996.

          10.4 Form of Warrant between the Registrant and JW Charles Securities, Inc., BMC Bach International Ltd., Gordon Mundy, Louis Centofanti and Heracles Holdings, See Registration Statement filed on Form S-3, SEC File No. 333-60451.

          10.5 Form of 1995 Stock Option Plan. See Registration Statement filed on Form SB-2, SEC File No. 33-96444.

          10.6 Asset Purchase Agreement dated November 12, 1996 for the sale of the San Jose Division between Touche Electronics, Inc. a subsidiary of TMCI Electronics, Inc. and the Company. See Exhibit to Report on Form 10-QSB dated December 31, 1996.

          10.7 Loan and Security Agreement between FINOVA and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

          10.8 Employment Agreement between Stephen J. Fryer and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

          10.9 Employment Agreement between Danieli Reni and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

         10.10 Agreement and Plan of Reorganization through Acquisition dated April 1, 1997 between PowerStream Technology, Inc. and the Company. See Exhibit to Report on Form 10- KSB, dated September 30, 1997.

         10.11 Finder's   Agreement   between  the  Registrant  and  JW  Charles
               Securities, Inc., dated June 2, 1998. See Registration Statement filed on Form S-3, SEC File No. 333-60451.

         10.12 Convertible Preferred Stock and Warrant Purchase Agreement between Pen, RBB Bank AG, Austost Anstalt Schaan, Balmore Funds, S.A. and AMRO International, S.A. dated as of February 12, 1999. See Exhibits to Report on Form 8-k filed February 17, 1999.

         10.13 Amendment in Total and Complete Restatement of the Deferred Compensation Salary Continuation Plan and Employment Agreement between Pen and James S. Pendleton dated as of July 23, 1999.

         10.14 Amendment in Total and Complete Restatement of the Deferred Compensation Salary Continuation Plan and Employment Agreement between Pen, Wayne R. Wright, and Rent A Professional dated as of October 1, 1999.


         23.1  Consent of Grant Thornton LLP.

         27.   Financial Data Schedule

      Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Date: January 14, 2000             PEN INTERCONNECT, INC.




                                        By:_________________________

                                                Stephen J. Fryer
                                                CEO and Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.



      Date:  January 14, 2000

      By:_________________________



Date:  January 14, 2000               By:_________________________
                                           Stephen J. Fryer
                                           Chairman and CEO and
                                           Chief Accounting Officer



Date:  January 14, 2000               By:_________________________
                                           Wayne R. Wright
                                           Director


Date:  January 14, 2000               By:_________________________
                                           James E. Harward
                                           Director


Date:  January 14, 2000               By:_________________________
                                           Brian Bonnar
                                           Director


Date:  January 14, 2000               By:_________________________
                                           Milton Haber
                                           Director

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
PEN INTERCONNECT, INC.

Report of Independent Certified Public Accountants                          F-2

Financial Statements

    Balance Sheets as of September 30, 1999 and 1998                        F-3

    Statements of Operations for the Years Ended
        September 30, 1999 and 1998                                         F-5

    Statement of Stockholders' Equity (Deficit) for the Years Ended
        September 30, 1999 and 1998                                         F-6

    Statements of Cash Flows for the Years Ended
        September 30, 1999 and 1998                                         F-7

    Notes to Financial Statements                                          F-11

                                          REPORT OF INDEPENDENT
                                       CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Pen Interconnect, Inc.


We have audited the accompanying balance sheets of Pen Interconnect, Inc. (a Utah Corporation), as of September 30, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen Interconnect, Inc., as of September 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and as of September 30, 1999, the Company has a stockholders' deficit of
$1,810,128 and its current liabilities exceeded its current assets by $3,197,941. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                           Grant Thornton LLP


Salt Lake City, Utah
December 23, 1999

                                           FINANCIAL STATEMENTS

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                  September 30,


                                     ASSETS

                                                                                1999                       1998
                                                                           --------------             --------------
CURRENT ASSETS
     Cash and cash equivalents                                             $      177,214             $      657,777
     Receivables (Notes D and G)
          Trade accounts, less allowance for doubtful accounts
               of $1,890,576 in 1999 and $108,575 in 1998                       2,708,567                  3,350,970
     Current maturities of notes receivable (Notes C and E)                       575,112                     35,675
     Inventories, net (Notes F, G, and H)                                       4,250,661                  3,680,169
     Prepaid expenses and other current assets                                    130,977                    261,375
     Investments (Note O)                                                               -                    242,739
     Deferred income taxes (Note J)                                                     -                     41,324
                                                                           --------------             --------------
                    Total current assets                                        7,842,531                  8,270,029
                                                                           --------------             --------------

PROPERTY AND EQUIPMENT, AT COST
     (Notes G, H, and I)
     Production equipment                                                       1,450,494                  2,624,513
     Furniture and fixtures                                                       167,169                    837,594
     Transportation equipment                                                      22,149                     83,522
     Leasehold improvements                                                       273,733                    613,248
                                                                           --------------             --------------
                                                                                1,913,545                  4,158,877

     Less accumulated depreciation                                                376,681                  1,680,266
                                                                           --------------             --------------
                                                                                1,536,864                  2,478,611


OTHER ASSETS
     Notes receivable, less current maturities (Notes C and E)                    150,000                      3,989
     Deferred income taxes (Note J)                                                     -                    725,667
     Goodwill and other intangibles, net of accumulated
          amortization (Note O)                                                         -                  2,031,685
     Investments (Note O)                                                               -                    482,220
     Other                                                                              -                     98,455
                                                                           --------------             --------------
                                                                                  150,000                  3,342,016
                                                                           --------------             --------------

                                                                           $    9,529,395             $   14,090,565
                                                                           ==============             ==============


        The Accompanying notes are an integral part of these statements.

                                          Pen Interconnect, Inc.

                                        BALANCE SHEETS - CONTINUED

                                              September 30,


                              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                1999                       1998
                                                                           --------------             --------------
CURRENT LIABILITIES
     Line of credit (Note G)                                               $    4,436,562             $    4,064,361
     Subordinated debentures (Note N)                                                   -                  1,401,429
     Current maturities of long-term obligations (Notes G and H)                1,682,478                  1,132,538
     Current maturities of capital leases (Note I)                                122,759                     69,621
     Accounts payable                                                           3,961,412                  2,926,797
     Accrued liabilities                                                          837,261                    389,889
                                                                           --------------             --------------
               Total current liabilities                                       11,040,472                  9,984,635

LONG-TERM OBLIGATIONS, less current maturities (Notes G and H)                          -                     51,965

CAPITAL LEASE OBLIGATIONS, less current maturities (Note I)                       299,051                     22,333

DEFERRED INCOME TAXES (Note J)                                                          -                    165,755
                                                                           --------------             --------------
               Total liabilities                                               11,339,523                 10,224,688

COMMITMENTS AND CONTINGENCIES (Notes I, K, and L)                                       -                          -

STOCKHOLDERS' EQUITY (DEFICIT) (Notes K, M, and P)
     Convertible preferred stock, $0.01 par value,
          authorized 5,000,000 shares
               Series A; issued and outstanding 1,800 shares in 1999                   18                          -
               Series B; issued and outstanding 1,000 shares in 1999                   10                          -
     Common stock, $0.01 par value, authorized 50,000,000 shares;
          issued and outstanding 9,638,114 shares in 1999 and
               5,018,437 shares in 1998                                           96,381                      50,184
     Additional paid-in capital                                                17,447,876                 10,890,022
     Accumulated deficit                                                      (19,354,413)                (7,074,238)
                                                                           --------------             --------------
               Total stockholders' equity (deficit)                            (1,810,128)                 3,865,968
                                                                           --------------             --------------
                                                                           $    9,529,395             $   14,090,656
                                                                           ==============             ==============


        The accompanying notes are an integral part of these statements.

                                          Pen Interconnect, Inc.

                                         STATEMENTS OF OPERATIONS

                                         Year ended September 30,



                                                                                1999                       1998
                                                                           --------------             --------------
Net sales (Note D)                                                         $   17,651,838             $   17,091,432
Cost of sales                                                                  16,668,290                 15,892,456
                                                                           --------------             --------------
               Gross profit                                                       983,548                  1,198,976

Operating expenses
     Sales and marketing                                                          206,014                    565,185
     Research and development                                                     350,047                    550,843
     General and administrative                                                 6,558,557                  2,373,875
     Asset impairment charges (Note O)                                          2,598,894                    570,765
     Depreciation and amortization                                                503,397                    675,753
                                                                           --------------             --------------
               Total operating expenses                                        10,216,909                  4,736,421
                                                                           --------------             --------------
               Operating loss                                                  (9,233,361)                (3,537,445)

Other income (expense)
     Interest expense (Note N)                                                   (678,966)                (1,100,717)
     Loss on sale of divisions (Note C)                                        (1,575,497)                         -
     Other income (expense) net                                                    74,236                    (39,361)
                                                                           --------------             --------------
                                                                               (2,180,194)                (1,140,078)
                                                                           --------------             --------------
               Loss before income taxes                                       (11,413,555)                (4,677,523)

Income tax expense (Note J)                                                       601,236                    767,860
                                                                           --------------             --------------

               NET LOSS                                                    $  (12,014,791)            $   (5,445,383)
                                                                           ==============             ==============

Loss per common share (Note M)
     Basic                                                                 $        (1.82)            $         (1.24)
     Diluted                                                                        (1.82)                      (1.24)

Weighted-average common and dilutive common
     equivalent shares outstanding
     Basic                                                                      7,133,344                  4,397,490
     Diluted                                                                    7,133,344                  4,397,490


        The accompanying notes are an integral part of these statements.

                                          Pen Interconnect, Inc.

                               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 Years ended September 30, 1999 and 1998

                                                                                                         Retained
                                       Common Stock              Preferred Stock         Additional        earnings
                                   Number                      Number                      paid-in     (accumulated
                                  of shares      Amount       of shares       Amount      capital          deficit)      Total
                                 ----------    ----------     ---------     ---------    -----------    ------------   ------------
Balances at October 1, 1997       4,072,863    $   40,729             -     $       -    $ 8,733,126    $ (1,628,855   $  7,145,000
Common stock issued for services     10,833           108             -             -         28,953               -         29,061
Common stock issued upon
  conversion of subordinated
  debentures                        689,332         6,893             -             -        993,107               -      1,000,000
Common stock issued upon
   exercise of warrants             245,000         2,450             -             -        487,549               -        489,999
Favorable conversion feature
   of subordinated debentures             -             -             -             -        639,623               -        639,623
Common stock issued as interest
   on subordinated debentures           409             4             -             -          7,664               -          7,668
Net loss                                  -             -             -             -              -      (5,445,383)    (5,445,383)

                                 ----------    ----------     ---------     ---------    -----------    ------------    ------------

Balances at September 30, 1998    5,018,437        50,184             -             -     10,890,022      (7,074,238)     3,865,968
Common stock issued upon
   conversion of subordinated
   debentures                     2,092,671        20,927             -             -      1,479,073               -      1,500,000
Common stock issued upon
   exercise  of warrants            523,750         5,237             -             -        387,561               -        392,798
Common stock issued upon
   exercise of options            1,260,000        12,600             -             -        365,400               -        378,000
Common stock issued as
   interest on subordinated
   debentures                         4,089            41             -             -          7,628               -          7,669
Common stock issued for
   services                         739,167         7,392             -             -        749,095               -        756,487
Issuance of Series A Preferred
   stock                                  -             -         1,800            18      1,799,982               -      1,800,000
Issuance of Series B Preferred
   stock                                  -             -         1,000            10        999,990               -      1,000,000
Dividends on Preferred stock              -             -             -             -              -        (265,384)      (265,384)
Stock options granted at below
   the fair market value of the
   stock on the date of the grant         -             -             -             -        769,125               -        769,125
Net loss                                  -             -             -             -              -     (12,014,791)   (12,014,791)

                                 ----------    ----------     ---------     ---------    -----------    ------------    ------------

Balances at September 30, 1999    9,638,114    $   96,381         2,800     $      28    $17,447,876    $(19,354,413)  $ (1,810,128)
                                 ==========    ==========     =========     =========    ===========    ============   ============

        The accompanying notes are an integral part of this statement.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS

                            Years ended September 30,



                                                                                1999                       1998
                                                                           --------------             --------------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
     Net loss                                                              $  (12,014,791)            $   (5,445,383)
     Adjustments to reconcile net loss to net cash used
        in operating activities
          Depreciation and amortization                                           503,397                    675,753
          Amortization of favorable conversion feature on
             subordinated debentures charged to interest expense                   98,571                    541,052
          Allowance for bad debts                                               1,782,001                    (28,482)
          Allowance for obsolete inventory                                       (248,689)                   634,497
          Deferred income taxes                                                   601,236                    766,991
          Loss on disposal of property and equipment                               11,425                     (2,779)
          Asset impairment charges                                              2,598,894                    570,765
          Common stock issued for services                                        756,487                     29,061
          Common stock issued in payment of interest                                7,669                      7,668
          Stock options issued for services at below the fair market
            value of the stock on the date of the grant                           769,125                          -
          Loss on sale of divisions                                             1,575,497                          -
          Changes in assets and liabilities
               Trade accounts receivable                                       (1,960,961)                (1,269,432)
               Inventories                                                         63,218                   (958,795)
               Prepaid expenses and other current assets                            5,665                   (168,165)
               Other assets                                                        66,065                     30,760
               Accounts payable                                                 1,170,432                    873,449
               Accrued liabilities                                                191,133                    (91,467)
                                                                           --------------             --------------
                    Total adjustments                                           7,991,165                  1,610,876
                                                                           --------------             --------------
                    Net cash used in operating activities                      (4,023,626)                (3,834,507)
                                                                           --------------             --------------
     Cash flows from investing activities
          Purchase of property and equipment                                     (208,712)                  (449,814)
          Issuance of notes receivable                                           (575,112)                         -
          Collection on notes receivable                                            6,287                     24,866
          Proceeds from sale of divisions                                       1,075,000                    395,690
                                                                           --------------             --------------
                    Net cash provided by (used in) investing activities           297,463                    (29,258)
                                                                           --------------             --------------


                                  (Continued)

                             Pen Interconnect, Inc.

                            Years ended September 30,



                                                                                1999                       1998
                                                                           --------------             --------------
Cash flows from financing activities
     Proceeds from issuance of preferred stock                                  2,800,000                          -
     Preceeds from issuance of subordinated debentures                                  -                  2,500,000
     Net change in line of credit                                                 615,249                  1,826,671
     Proceeds from long-term obligations                                                -                    500,000
     Principal payments on long-term obligations                                 (883,201)                  (260,474)
     Principal payments on notes payable                                                -                   (641,505)
     Proceeds from bridge loans                                                   900,000                          -
     Principal payments on bridge loans                                          (900,000)                  (100,000)
     Principal payments on capital leases                                         (57,246)                   (65,297)
     Exercise of warrants                                                         392,798                    489,999
     Exercise of stock options                                                    378,000                          -
                                                                           --------------             --------------
               Net cash provided by financing activities                        3,245,600                  4,249,394
                                                                           --------------             --------------
               Net (decrease) increase in cash and cash equivalents              (480,563)                   385,629

Cash and cash equivalents at beginning of year                                    657,777                    272,148
                                                                           --------------             --------------

Cash and cash equivalents at end of year                                   $      177,214             $      657,777
                                                                           ==============             ==============

Supplemental disclosures of cash flow information

     Cash paid during the year for
          Interest                                                         $      593,374             $      605,627
          Income taxes                                                                  -                        869

Noncash investing and financing activities

Favorable conversion feature of subordinated debentures

As discussed in Note N - Subordinated Debentures, the Company recognized charges related to the favorable conversion feature of the subordinated debentures issued during fiscal 1999. The favorable conversion feature was recognized as a deferred charge against the subordinated debenture balance with an offset to additional paid-in capital. The deferred charge is being amortized over a period corresponding to the time restrictions on conversion of the debentures into stock. The amortization of the favorable conversion feature is recognized as interest expense. Recognition of the favorable conversion feature and subsequent amortization has resulted in an increase in interest expense of $98,571 in 1999 and $541,052 in 1998. At September 30, 1998, the favorable conversion feature resulted in a $98,571 decrease in subordinated debentures, and a $639,623 increase in additional paid-in capital.



                                  (Continued)

                             Pen Interconnect, Inc.

                            Years ended September 30, 1999 and 1998

Noncash investing and financing activities - continued
------------------------------------------------------

Conversion of subordinated debentures and notes payable
-------------------------------------------------------

During fiscal 1999, convertible debentures in the amount of $1,500,000 were converted into 2,092,671 shares of common stock. During fiscal 1998, convertible debentures in the amount of $1,000,000 were converted into 689,332 shares of common stock.

Notes receivable and investments
--------------------------------

During fiscal 1998, the Company received stock in another company with a guaranteed value of $1,024,000 as satisfaction for $900,000 of notes receivable, $84,000 of accrued interest, and $40,000 of accounts receivable.

Sale of Divisions
-----------------

On January 31, 1999, the Company sold substantially all of the assets and certain liabilities of its Cable Division (Note C). Assets and Liabilities sold were as follows:

     Accounts receivable, net                               $    310,467
     Inventories                                                 917,760
     Prepaid expenses                                             17,509
     Other assets                                                 32,390
     Property and equipment, net                               1,496,459
     Capital leases                                              (42,526)
                                                            ------------
     Assets sold, net                                          2,732,059
     Less considerations received
          Note receivable                    $     150,000
          Cash                                   1,075,000
                                             -------------
                                                               1,225,000
                                                            ------------

     Loss on sale of division                               $ (1,507,059)
                                                            ============

On September 30, 1999, the Company sold substantially all of the assets and liabilities of its MOTO-SAT Division (Note C). Assets and liabilities sold were as follows:

     Accounts receivable, net                               $    180,896
     Inventories                                                 206,689
     Notes receivable                                             33,377
     Property and equipment, net                                  33,780
     Accounts payable                                            (56,507)
     Accrued liabilities                                          (9,145)
     Other debt obligations                                     (320,652)
                                                            ------------
     Assets sold, net                                             68,438
     Proceeds received                                                 -
                                                            ------------

     Loss on sale of division                               $   (68,438)
                                                            ============


                                  (Continued)

                             Pen Interconnect, Inc.

                     Years ended September 30, 1999 and 1998

Noncash investing and financing activities - continued
------------------------------------------------------

Sale of Divisions - continued
-----------------------------

The following unaudited proforma summary represents the results of operations as if the disposition of the Cable and MOTO-SAT Divisions had occurred at the beginning of the period presented, and does not purport to be indicative of what would have occurred had the transaction actually occurred on that date, or of results which may occure in the future. The pro forma weighted shares are reported as if outstanding at the beginning of the period.

                                                     Fiscal year ended
                                                    September 30, 1999
                                                    (in thousands except
                                                     per share amount)
                                                   ----------------------
     Net sales                                     $               16,307
     Operating loss                                                (8,854)
     Net loss                                                     (11,709)
     Loss applicable to common stock                              (12,697)
     Loss per share - basic                                         (1.78)
     Weighted shares outstanding                                    7,133

        The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A  summary  of  the  significant   accounting  policies  applied  in  the
       preparation of the accompanying financial statements follows:

       1.   Business activity

       Pen Interconnect, Inc. (the Company) was incorporated on September 30, 1985, in the State of Utah. The Company is a total interconnection solution provider offering electronic manufacturing services industry
       (EMSI) manufacturing (circuit board assembly) and custom design and manufacturing of battery chargers, power supplies and uninterrupted power supply (UPS) systems for original equipment manufacturers ("OEMs") in the computer, peripherals, telecommunications, instrumentation, medical and testing equipment industries. Most of the Company's sales consist of printed circuit boards. The Company's customers include OEMs of computers including mainframes, desktops, notebooks, pens and palmtops, as well as, OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers include OEMs of telecommunications, instrumentation and testing equipment.

       2.   Inventories

       Inventories consist primarily of components and boards and are valued at the lower of cost or market (first-in, first-out basis). Costs include materials, labor, and overhead.

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

       Property and equipment are depreciated over their estimated useful lives. Leasehold improvements and assets financed under capital leases are amortized over their estimated useful lives or the lease term, whichever is shorter. Depreciation and amortization are calculated using straight-line and accelerated methods over the following estimated useful lives:


                                                        Years
     Production equipment                                5-6
     Furniture and fixtures                               10
     Transportation equipment                             10
     Leasehold improvements                                5

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

       8.   Research and development

       Research and development costs are expensed as incurred.

       9. Earnings (loss) per common share

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

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       10. Estimates

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

       On an ongoing basis, management reviews such estimates, and if necessary, makes changes to them. The effect of changes in estimates are reflected in the financial statements in the period of the change. Management believes the estimates used in determining carrying values of assets as of the respective balance sheet dates were reasonable at the dates the estimates were made. During 1999 adjustments to certain estimates were recognized.

       11. Segment information

       The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of the Enterprise and Related Information" in fiscal 1999. This statement requires an entity to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. The adoption of SFAS No. 131 did not have an effect on the Company's financial position or results of operations, but did affect the disclosure of segment information, as presented in Note Q.

       12. Fair value of financial instruments

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

       13. Stock options

       The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under FASB No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123).

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       14. Reclassifications

       Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

NOTE B - FINANCIAL RESULTS AND LIQUIDITY

       The Company has incurred net losses of $12,014,791, $5,445,383, and $1,735,483 in 1999, 1998, and 1997, respectively. In addition, the Company has a stockholders' deficit of $1,810,128 and a working capital deficit of $3,197,941 as of September 30, 1999. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.


       During 1999, the Company sold it's unprofitable Cable and MOTO-SAT Divisions. However, the Company's operations continued to generate operating losses and to use rather than provide cash flow. This has caused the Company to be in violation of certain of its debt covenants (Note G). The Company has issued preferred stock, debentures and increased other borrowings to provide working capital to help meet current obligations. However, the Company still currently does not generate enough cash to fund operations, and to service it's debt requirements.

       The Company's plans to satisfy its operating and debt service requirements are focused primarily on sale or merger opportunities involving all or a portion of the Company. As disclosed in Note R, the Company is in the process of negotiating certain sale agreements. In connection with these plans, the Company's major lender has not exercised it's right to foreclose on the Company's assets.

       There can be no assurance that the Company will be successful in its attempt to sell or merge all or a portion of the Company.

NOTE C - DISPOSITIONS

       Cable Division

       Effective January 31, 1999, the Company sold substantially all of the assets and certain of the liabilities of its Cable Division to Cables To Go, Inc (CTG). Net assets of $2,732,059 were sold for $1,075,000 in cash and a royalty payment contingent upon the future revenues of the Cable Division. $150,000 of the royalty payment was guaranteed and has been recorded by the Company as a note receivable from CTG. CTG agreed to use and compensate the Company for an additional $558,747 of the net assets contingent upon certain of its future operating needs. The Company originally recorded a loss of $948,312 upon disposition of the Cable Division but has adjusted the loss to $1,507,059 based on its present determination that CTG will not use nor compensate the Company for the additional $558,747 of net assets.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE C - DISPOSITIONS - CONTINUED

       MOTO-SAT Division

       Effective September 30, 1999, the Company sold substantially all of the assets and liabilities of its MOTO-SAT Division to James Pendleton, the Company's former CEO and Chairman. The net assets of $68,438 were sold in exchange for Mr. Pendleton's agreement to waive any claim to post-employment, deferred compensation, or retirement benefits. The Company recognized a loss of $68,438 upon disposition of the MOTO-SAT Division.


NOTE D - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

       Financial instruments, which potentially subject the Company to credit risk, consist primarily of trade accounts receivable. The Company sells to customers in the various technology industries located throughout the United States. Sales have historically been concentrated with several large original equipment manufacturers (OEMs) on a turnkey basis. To reduce credit risk the Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The majority of its trade receivables are unsecured. Allowances are maintained for potential credit losses. The resulting losses have been charged against the allowances.

       Revenue from shipments to the largest customers (customers representing over 10 percent of total sales) were 10, 19, and 44 percent of sales in fiscal 1999 (10 percent, 24 percent and 59 percent of sales in fiscal
       1998).

       At September 30, 1999, the Company had accounts receivable due from the above largest customers representing approximately 62 percent of receivables and from a fourth customer representing an additional 27 percent of accounts receivable. The Company's concentration of accounts receivable among the 4 largest customers is approximately 89 percent of total accounts receivable (75 percent at September 30, 1998). Remaining accounts receivable at September 30, 1999, were due from a variety of other customers under normal credit terms.


NOTE E - NOTES RECEIVABLE

Notes receivable consist of the following:

                                                                                          1999                  1998
                                                                                      -----------             ----------
       8% note  receivable  due on June 30,  2000  with  monthly  interest  only
       payments; unsecured.                                                           $   552,612             $        -


                                          Pen Interconnect, Inc.

                                      NOTES TO FINANCIAL STATEMENTS

                                       September 30, 1999 and 1998




NOTE E - NOTES RECEIVABLE - CONTINUED

                                                                                          1999                  1998
                                                                                      -----------             ----------
       Note receivable from a company,  due in monthly payments as determined by
       a royalty agreement; secured by a royalty agreement.                               150,000                      -

       Note  receivable  due on demand  following  the  registration  of certain
       shares of the Company's stock; unsecured.                                           22,500                      -

       10% note receivable due in monthly payments of $1,500 including interest,
       collateralized  by  inventory,   accounts  receivable,   machinery,   and
       equipment                                                                                -                 33,377

       10% note receivable due in monthly payments of $1,297 including interest,
       collateralized  by  inventory,   accounts  receivable,   machinery,   and
       equipment                                                                               -                  6,287
                                                                                      -----------             ----------
                                                                                          725,112                 39,664

       Less current maturities                                                            575,112                 35,675
                                                                                      -----------             ----------

                                                                                      $   150,000             $    3,989
                                                                                      ===========             ==========


NOTE F - INVENTORIES

      Inventories consist of the following:


                                                                                         1999                   1998
                                                                                      -----------             -----------
        Raw material                                                                  $ 3,253,574             $ 3,070,958
        Work-in-process                                                                 1,507,108               1,391,664
        Finished goods                                                                     59,315                  35,572
                                                                                      -----------             -----------
                                                                                        4,819,997               4,498,194

        Less allowance for obsolete inventory                                            (569,336)               (818,025)
                                                                                      -----------             -----------

                                                                                      $ 4,250,661             $ 3,680,169
                                                                                      ===========             ===========

                                          Pen Interconnect, Inc.

                                      NOTES TO FINANCIAL STATEMENTS

                                       September 30, 1999 and 1998




NOTE G - CREDIT FACILITY

       The Company has entered into a financing agreement with a bank for $6,300,000, which expires in September 2001. The agreement consists of a $5,000,000 revolving credit line and two term loans for $800,000 ("Loan A") and $500,000 ("Loan B"), respectively. The revolving credit loan is at prime plus 1.75 percent and is collateralized by accounts receivable and inventory. The revolving credit loan is subject to a default interest rate should the Company become in violation of any of the loan covenants. Loan A is at a fixed rate of 10.16 percent and is collateralized by machinery and equipment. Loan B is at a fixed rate of 10.32 percent and is collateralized by machinery and equipment of the Company and personal guarantees of certain officers of the Company. The amount available on the revolving credit line is calculated by applying certain percentages to the Company's collateralized assets (borrowing base) subject to the ceiling amount of $5,000,000. This agreement requires that the Company maintain certain financial ratios, meet specific minimum levels of earnings and net worth; restricts employee advances, capital expenditures, compensation, and additional indebtedness; and restricts the payment of dividends. The Company has borrowed $4,436,562 under the line of credit at September 30, 1999 ($4,064,361 at September 30, 1998).

       At times, including at September 30, 1999, the Company has been in violation of certain of the covenants of this credit facility. The Company operated under a forbearance agreement during all of fiscal 1999. As of September 30, 1999, the Company has not received a waiver from the lender and all obligations under this credit facility are payable on demand of the lender and are classified as current liabilities in the balance sheet. Subsequent to September 30, 1999, the lender declared the loan agreement in default and notified the Company of its intention to declare all indebtedness due and payable on February 28, 2000.


NOTE H - LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following:


                                                                                          1999                   1998
                                                                                      -----------             -----------
       Noninterest-bearing  note, payable in 12 monthly installments of $74,509,
       maturing in July 2000, collateralized by inventory                             $   844,104             $         -

       Noninterest-bearing  note, payable in 12 monthly installments of $51,280,
       maturing in June 2000, collateralized by inventory                                 415,366                       -

       10.32%   note  to  a  financial   institution,   payable  in  48  monthly
       installments of $10,417 plus interest,  due on demand,  collateralized by substantially  all of the  Company's  property and equipment and personal
       guarantees of certain officers of the Company (Note G)                             214,579                 489,583


                                          Pen Interconnect, Inc.

                                      NOTES TO FINANCIAL STATEMENTS

                                       September 30, 1999 and 1998




NOTE H - LONG-TERM OBLIGATIONS - CONTINUED

                                                                                         1999                   1998
                                                                                      -----------             -----------
       7.50% note, past due                                                                13,617                        -

       Noninterest-bearing note, due in October 1999                                      100,000                        -

       10.16%   note  to  a  financial   institution,   payable  in  48  monthly
       installments of $16,667 plus interest,  due on demand,  collateralized by
       substantially all of the Company's property and equipment (Note G)                  79,992                599,996

       Noninterest-bearing note to a parts vendor, past due                                11,720                 11,720

       11.25% note to a financial institution, past due                                     3,100                  3,100

       Note to an individual with interest imputed at 10% per annum,  payable in
       monthly payments of $2,500                                                               -                 80,104
                                                                                      -----------             -----------
                                                                                        1,682,478               1,184,503
       Less current maturities                                                          1,682,478               1,132,538
                                                                                      -----------             -----------

                                                                                      $         -             $    51,965
                                                                                      ===========             ===========

       As of September 30, 1999, all of the Company's obligations are classified as current. $294,571 of obligations are due on demand because the Company is in violation of certain loan covenants as described in Note G. The balance of the Company's obligations come due in fiscal 2000.


NOTE I - LEASES

       1.   Operating leases

       The Company conducts a portion of its operations in leased facilities under noncancelable operating leases expiring through 2005. The minimum future rental commitments under operating leases are as follows:


       Year ending September 30,
               2001                  $    373,783
               2002                       376,733
               2003                       371,183
               2004                       391,283
               2005                       395,303
            Thereafter                    305,522
                                     ------------
                                     $  2,213,807
                                     ============

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE I - LEASES - CONTINUED

       The leases generally provide that property taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties. Rental expense for all operating leases was $558,492 and $565,490 for the years ended September 30, 1999 and 1998, respectively.

       2.   Capital leases

       Maturities of capital lease obligations are as follows:


       Year ending September 30,
            2000                                       $ 161,935
            2001                                         150,515
            2002                                         112,326
            2003                                          78,153
          Thereafter                                           -
                                                       ---------

       Total minimum lease payments                      502,929

       Less amount representing interest                  81,119
                                                       ---------

       Present value of net minimum lease payments       421,810

       Less current portion                              122,759
                                                       ---------
                                                       $ 299,051
                                                       =========

       Included in property and equipment is $462,063 of equipment under capital leases at September 30, 1999. The related accumulated amortization is $16,590.


NOTE J - INCOME TAXES (BENEFIT)

       Income tax expense (benefit) consists of the following:

                                   1999           1998
                                ---------      ---------
          Current
             Federal            $       -      $       -
             State                      -              -
                                ---------      ---------
                                        -              -

          Deferred
             Federal              518,265        636,762
             State                 82,971        131,098
                                ---------      ---------
                                  601,236        767,860
                                ---------      ---------
                                $ 601,236      $ 767,860
                                =========      =========

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE J - INCOME TAXES (BENEFIT) - CONTINUED

       Reconciliation  of  income  taxes  (benefit)   computed  at  the  federal
       statutory rate of 34 percent is as follows:

                                                                             1999              1998
                                                                         -------------    -------------
          Federal income taxes (benefit) at statutory rate               $  (3,880,608)   $  (1,590,358)
          State  income  taxes  (benefit),  net of federal tax benefit        (537,932)        (219,431)
          Permanent differences                                                  4,842            9,373
          Increase in valuation allowance                                    5,014,934        2,568,276
                                                                         -------------    -------------

             Income taxes                                                $     601,236    $     767,860
                                                                         =============    =============

       Deferred tax assets and liabilities consist of the following:

                                                                          1999              1998
                                                                      -------------    -------------
       Deferred tax assets (liabilities)
            Depreciation and amortization                             $     763,404    $    (130,832)
            Net operating loss                                            5,619,324        2,505,871
            Reserve for inventory obsolescence                              220,442          316,731
            Allowance for doubtful accounts                                 732,014          138,411
            Impairment of investment                                              -          117,454
            Reserve for vacation                                             38,934           12,785
                                                                      -------------    -------------
                 Deferred tax asset                                       7,374,118        2,960,420

       Valuation allowance                                               (7,374,118)      (2,359,184)
                                                                      -------------    -------------
                 Net deferred tax asset                               $           -    $     601,236
                                                                      ============     =============


       The Company sustained net operating losses in each of th periods presented. Deferred tax assets and income tax benefits were recorded in 1998 for net deductible temporary differences and net operating loss carryforwards. For 1999, there were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be fully established. A valuation allowance of $7,374,118 has been recorded in 1999 ($2,359,184 in 1998) to reduce the net deferred tax assets to their estimated net realizable value. The change in the valuation allowance was $5,014,934 and $2,568,276 for the years ended September 30, 1999 and 1998, respectively.

       As  of  September  30,  1999,   the  Company  had  net   operating   loss
       carryforwards for tax reporting purposes of approximately $14,500,000 expiring in various years through 2020.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE K - STOCK OPTION PLAN

       The Company has a Stock Option Plan (the Plan). The Plan provides for the granting of both Incentive Stock Options (ISOs) or NonQualified Options
       (NQOs) to purchase shares of common stock. ISOs are granted at not less than market value on the date of grant, whereas NQOs may be granted at not less than 85 percent of market value on the date of the grant. Options may be granted under the Plan to all officers, directors, and employees of the Company. In addition, NQOs may be granted to other parties who perform services for the Company.

       The Company also issues warrants in conjunction with various transactions with third parties.

       The Company accounts for the Plan under APB 25 and related interpretations. Accordingly, no compensation costs are recognized for options granted under the Plan at or in excess of the fair market value of the stock on the date of the grant. During 1999, the Company granted 3,326,667 options to consultants at below the fair market value of the stock on the date of grant and recorded an expense of $769,125. All other stock options were granted at prices at or in excess of the fair market value of the stock. Also during 1999, the Company re-priced certain options and warrants to the fair market value of stock on the date of the re-pricing. 982,000 options and 523,750 warrants were re-priced reducing the weighted average exercise price of these options and warrants from $1.82 to $0.71. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates for awards under the Plan consistent with the method prescribed by FAS No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                  1999           1998
                                             ------------     --------------
          Net loss
               As reported                   $ (12,017,791)   $   (5,445,383)
               Pro forma                       (13,175,657)       (6,112,600)

          Loss per common share
               As reported - basic           $       (1.82)   $        (1.24)
               Pro forma - basic                     (1.99)            (1.39)

       The fair value of these options and warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: expected volatility of 131.86 and 79.07 percent; weighted-average risk-free interest rate of 5.50 and 5.26 percent; and expected life equal to the actual life for both periods. The weighted-average fair value of options and warrants granted was $0.33 and $0.83 for 1999 and 1998, respectively.

                                          Pen Interconnect, Inc.

                                      NOTES TO FINANCIAL STATEMENTS

                                       September 30, 1999 and 1998




         NOTE K - STOCK OPTION PLAN - CONTINUED

       The following is a summary of the activity relating to options and warrants through September 30, 1999:

                                                                       Weighted-
                                             Warrants                   average
                                            and stock       Exercise    exercise
                                             options          price       price
                                           -----------    -----------   --------
       Outstanding at October 1, 1997        6,069,000      1.38-6.50      4.08
          Granted                            2,305,000      1.00-2.50      2.06
          Canceled                             (59,000)     1.38-6.00      1.83
          Exercised                           (245,000)          2.00      2.00
                                           -----------
       Outstanding at September 30, 1998     8,070,000      1.38-6.50      3.88
          Granted                            6,131,667      0.30-1.37      .056
          Expired/Canceled                  (1,331,250)     1.38-3.00      1.52
          Exercised                         (1,783,750)     0.30-0.75      0.43
                                           -----------

       Outstanding at September 30, 1999    11,086,667      0.30-6.50      2.45
                                           ===========
       Exercisable at September 30, 1999    10,791.767      0.30-6.50      2.49
                                           ===========



       The  following  table   summarizes   information   concerning   currently
       outstanding options and warrants:

                       Options and Warrants Outstanding:
                       ---------------------------------
                                   Weighted-Average
     Range of                         Remaining
      Exercise      Number           Contractual       Weighted-Average
        Price      Outstanding      Life (Years)      Exercise Price
     -----------  ------------     -------------      --------------
     $ 0.30-1.00    5,888,667           3.29           $    0.63
       1.28-2.00    1,635,000           5.46                1.87
       2.13-3.00      713,000           2.17                2.55
            6.50    2,850,000           1.09                6.50
                   ----------
                   11,086,667
                   ==========

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE K - STOCK OPTION PLAN - CONTINUED

            The following table summarizes information concerning currently exercisable options and warrants:


                        Options and Warrants Exercisable:
                       ---------------------------------
                                   Weighted-Average
     Range of                         Remaining
      Exercise      Number           Contractual       Weighted-Average
        Price      Outstanding      Life (Years)      Exercise Price
     -----------  ------------     -------------      --------------
     $0.30-1.00      5,613,167          3.25            $ 0.63
      1.28-2.00      1,635,000          5.46              1.87
      2.13-3.00        693,600          2.20              2.54
           6.50      2,850,000          1.09              6.50
                    ----------
                    10,791,767
                    ==========

NOTE L - COMMITMENTS AND CONTINGENCIES

       1.   Employment agreements

       The Company has entered into agreements with five key employees and officers which provide for annual salaries and incentive bonuses. Incentive bonuses are calculated as a percentage of gross profits and/or sales of the Company.

       Annual salaries under these employment agreements, in the aggregate, are as follows:


       Year ending  September  30,
              2001                 $    292,346
              2002                      195,000
              2003                      125,000
          Thereafter                          -
                                   ------------
                                   $    612,346
                                   ============

       Certain of the employment agreements provide for automobile allowances and other forms of compensation not included in the above amounts.

       2.   Litigation

       From time to time the Company is engaged in various lawsuits or disputes as plaintiff or defendant arising in the normal course of business. In the opinion of management, based upon advice of counsel, the ultimate outcome of these matters will not have a material impact on the Company's financial position or results of operations.

                                          Pen Interconnect, Inc.

                                      NOTES TO FINANCIAL STATEMENTS

                                       September 30, 1999 and 1998




NOTE M - LOSS PER SHARE

       The following data shows the amounts used in computing net loss per common share, including the effect on net loss for preferred stock dividends and a beneficial conversion feature associated with preferred stock. The following data also shows the weighted average number of shares and dilutive potential common stock. For 1999, net loss applicable to common stock includes a noncash imputed dividend to the preferred stockholders related to the beneficial conversion feature on the Series A and Series B preferred stock (see Note P). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and Series B preferred stock can be converted and the value assigned to the Series A and Series B preferred stock in the private placement. The imputed dividend is a one-time, noncash charge against the net loss per common share.


                                                                            1999                1998
                                                                      --------------      -------------

       Net loss                                                       $  (12,014,791)     $  (5,445,383)

       Dividends on preferred stock                                         (265,384)                 -

       Imputed dividends from beneficial conversion feature                 (722,832)                 -
                                                                      --------------      -------------
       Loss applicable to common stock                                $  (13,003,007)     $  (5,445,383)
                                                                      ==============      =============

       Common shares outstanding during the entire period                  5,018,437          4,072,863

       Weighted-average common shares issued during the period             2,114,907            324,627
                                                                      --------------      -------------

       Weighted-average number of common shares used in basic EPS          7,133,344          4,397,490

       Dilutive effect of stock options, warrants, and convertible
       preferred stock                                                             -                  -
                                                                      --------------      -------------

       Weighted-average number of common shares and dilutive
       potential common stock used in diluted EPS                     $    7,133,344      $   4,397,490
                                                                      ==============      =============

       For the years ended September 30, 1999 and 1998, all of the options and warrants that were outstanding, as described in Note K, were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

                                      F24

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE N - SUBORDINATED DEBENTURES

       On October 22, 1997, the Board of Directors of the Company approved the issuance of up to $1,500,000 of 3 percent convertible Debentures with a maximum term of 24 months. On June 16, 1998, the Board of Directors of the Company approved the issuance of up to $1,000,000 of additional three percent convertible debentures with a maximum term of 24 months. The convertible debentures (the "Debentures") mature, unless earlier converted by the holders, into shares of common stock of the Company. The Company filed a registration statement with the United States Securities and Exchange Commission with respect to the common stock of the Company into which the Debentures may be converted.

       The Debentures were convertible by the holders thereof into the number of shares of common stock equal to the face amount of the Debentures being converted divided by the lesser of (i) eighty percent (80 percent) of the closing bid price of the Company's common stock as reported on the NASDAQ Small Cap market on the day of conversion, or (ii) $2.75. The Debentures could be converted in three equal installments beginning on the earlier of (i) the 75th day of their issuance, and continuing through the 135th day of their issuance, or (ii) the day following the effective date of the Registration Statement, through the 60th day following the effective date of the Registration Statement. The Company could cause the Debentures to be converted into shares of common stock after the 110th day following the effective date of the Registration Statement, if the common stock traded at or above $5.50 per share for 20 consecutive days.

       As of September 30, 1998, the Company had issued all $2,500,000 of these convertible Debentures and $1,000,000 had been converted to 689,332 shares of common stock. As of September 30, 1999, the remaining $1,500,000 of convertible Debentures had been converted into 2,092,671 shares of common stock.

       Because of the favorable conversion feature of the Debentures, the Company has recognized interest expense relating to the price below market at which the Debentures can be converted into common shares of stock. The interest is initially set up as a deferred charge against the subordinated debenture balance with an offset to additional paid-in capital. The deferred interest is amortized over a period corresponding to time restrictions as to when the Debentures can be converted into stock. The resulting charge to interest expense increases the effective interest rate of the Debentures. Deferred interest expense of $250,032 was recorded on the $1,000,000 in Debenture issue relative to the favorable conversion feature and was amortized over four months and charged to interest expense. Amortization of the $250,032 deferred charge totaled $98,571 in fiscal 1999 ($151,461 in fiscal 1998). This interest along with the stated 3 percent interest rate in the Debentures results in an inherent interest rate of 31 percent.

       In connection with the $1,500,000 Debenture issue, the Company recorded $389,591 of deferred interest expense related to the beneficial conversion feature. The entire deferred charge was amortized and charged to interest expense as of September 30, 1998. This interest when added to the stated 3 percent interest rate of the Debenture results in an inherent interest rate of 28 percent.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE O - ASSET IMPAIRMENT CHARGES

       On an ongoing basis, management reviews the valuation of long-lived assets, including intangible assets, to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. Based upon operating losses from certain divisions, continued cash flow problems and managements decision to negotiate the sale of other divisions, the Company reduced the carrying costs of certain of its long-lived assets by $2,598,894 in 1999 ($570,765 in 1998) to better reflect management's current expectations for the realization of these assets. The adjustments relate to assets of the Company's various divisions.

       The following is a summary of the assets charged-off to impairment:

                                     1999              1998
                              --------------      ------------
          Goodwill            $    1,873,935      $    267,414
          Investments                724,959           303,351
                              --------------      ------------

                              $    2,598,894      $    570,765
                              ==============      ============

NOTE P - CONVERTIBLE PREFERRED STOCK

       During 1999, the Company issued two series of preferred stock. Series A, consisting of 1,800 shares with a par value of $0.01 per share, was issued in February 1999 for $1,000 per share and has a liquidation value of $1,000 per share. Series B, consisting of 1,000 shares, was issued in March 1999 at the same price and par value as the Series A issue and also has a liquidation value of $1,000 per share. The Company paid approximately $250,000 in fees and expenses to issue both series of preferred stock. Both series of preferred stock carry a 16 percent dividend rate, which is to be paid quarterly. If and when the Company's stock is listed again on NASDAQ, the dividend rate will drop to 8 percent.

       Both issuances of preferred stock are convertible into shares of the Company's Common Stock. Each share of Series A preferred stock is convertible into an amount of shares of the Company's common stock equal to $1,000 divided by the average of the two lowest closing bid prices of the Company's common stock during the period of 22 consecutive trading days ending with the last trading day before the date of conversion, after discounting that market price by 15 percent for Series A and 20 percent for Series B (the "Conversion Price"). The maximum Conversion Price for the Series A preferred stock was $1.17 per share. The shares of Series B preferred stock are convertible into common stock at the same Conversion Price as the Series A preferred stock except that the maximum Conversion Price was $0.79 per share. In September 1999, the maximum Conversion Price was reduced to $0.53 per share.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE Q - SEGMENT INFORMATION

       During 1999, the Company adopted SFAS No. 131, which establishes standards for reporting information about operating segments. Operating segment are components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources to an individual segment and in assessing the performance of a segment. The Company considers its separate divisions to be operating segments because of the different products produced by each.

       The Company generally evaluates operating segments based on sales and gross profit. Information about the Company's operating segments are as follows:

                                              1999                 1998
                                         ---------------     ---------------
               Revenues:
               InCirT Division           $    15,516,431     $    11,843,402
               Cable Division                  1,052,538           3,662,717
               Other Divisions                 1,082,869           1,585,313
                                         ---------------     ---------------
                                         $    17,651,838     $    17,091,432
                                         ===============     ===============

               Gross Profit:
               InCirT Division           $       936,420     $     1,092,924
               Cable Division                      7,888            (113,564)
               Other Divisions                    39,240             219,616
                                         ---------------     ---------------
                                         $       983,548     $     1,198,976
                                         ===============     ===============

               Indentifiable Assets:
               InCirT Division           $     8,137,540     $    7,371,248
               Cable Division                          -          4,536,643
               Other Divisions                   386,091          1,457,098
                                         ---------------     ---------------
                                         $    8,523,631      $   13,364,989
                                         ==============      ==============


       Included in the "Other Divisions" are the Company's MOTO-SAT and PowerStream divisions.

       The following table reconciles the identifiable assets aggregated above to the total assets reported in these financial statements:

                                              1999                 1998
                                         ---------------     ---------------
       Above aggregated identifiable
           assets                        $   8,523,631       $   13,364,989
       Unallocated corporate assets:
          Cash                                 176,299                    -
          Notes receivable                     725,112                    -
          Deferred income taxes                      -              725,667
          Other                                104,353                    -
                                         -------------       ---------------
                                         $   9,529,395       $   14,090,656
                                         =============       ==============

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999 and 1998




NOTE R - SUBSEQUENT EVENTS

       In December 1999, the Company signed a letter of intent with a company to negotiate the sale of the Company's InCirT Division. The letter of intent serves as a basis for the parties to negotiate formal, definitive agreements, memorializing all the terms of the merger. Also in December 1999, the Company signed a letter of intent with a company to negotiate the sale of the Company's PowerStream Division.


NOTE S - SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

       Following is a summary of quarterly results of operation for the years ended September 30, 1999 and 1998:

                                                       Three Months Ended
          Fiscal 1999               December 31        March 31        June 30      September 30
          --------------------     ------------     -------------  -------------   -------------
          Net sales                $  4,757,839     $   2,828,078  $   5,098,525   $   4,967,396
          Gross profit (loss)           166,621           403,634        892,615        (479,322)
          Net loss                   (1,245,235)       (2,398,526)      (716,235)     (7,654,795)
          Loss per share -
               basic and diluted          (0.22)            (0.46)         (0.19)          (0.95)

          Fiscal 1998
          Net sales                   3,904,717         3,698,727      4,510,112       4,977,876
          Gross profit (loss)           894,344           856,579        975,660      (1,482,607)
          Net earnings (loss)           (55,966)         (192,170)           358      (5,197,605)
          Loss per share -
               basic and diluted          (0.01)            (0.05)             -           (1.18)


       The fiscal 1999 figures include certain significant fourth quarter adjustments including asset impairment charges of $1,873,935, an increase to the allowance for doubtful accounts of $1,434,693, expense related to the issuance of certain stock options of $769,125, additional loss on sale of divisions of $558,747, an increase to the allowance for obsolete inventory of $496,371, a write-down of inventory based on resetting standard costs of $251,981, and income tax expense relating to an increase in the deferred tax asset valuation allowance of $217,740.

       The fiscal 1998 figures include certain significant fourth quarter adjustments including a write-down of inventory based on resetting standard costs of $930,145, income tax expense relating to an increase in the deferred tax asset valuation allowance of $766,991, asset impairment charges of $570,765, an increase to the allowance for obsolete inventory of $278,901, interest expense and amortization related to the favorable conversion feature of convertible debentures of $250,000 and the write-off of obsolete inventory of $219,209.

Rev 4    AMENDMENT IN TOTAL AND COMPLETE
RESTATEMENT OF THE DEFERRED COMPENSATION
SALARY CONTINUATION PLAN AND
EMPLOYMENT AGREEMENT

This Amendment in Total and Complete Restatement of The Deferred Compensation Salary Continuation Plan and Employment Agreement is entered into effective the 23rd day of July, 1999 by and between Pen Interconnect, Inc., a Utah Corporation (hereinafter referred to as the "Company"), and by James S. Pendleton (hereinafter referred to as "Pendleton").

WHEREAS, effective the 31st day of December, 1995 the Company and Pendleton entered into a Deferred Compensation Salary Continuation Plan which was Amended on the 1st day of July, 1998 (hereinafter referred to as the "Deferred Compensation Plan");

WHEREAS, effective the 1st day of April, 1996 the Company and Pendleton entered into am Employment Agreement, which Employment Agreement was Amended on the 1st day of July, 1998 (hereinafter referred to as the "Employment Agreement");

WHEREAS, the Company is in the process of corporate restructuring and desires to modify the Company's obligations under the Deferred Compensation Plan and the Employment Agreement;

WHEREAS,   the  Company   and   Pendleton   are   changing   their   rights  and
responsibilities pursuant to the Deferred Compensation Plan the Employment Agreement which changes benefit both the Company and Pendleton;

NOW, THEREFORE, for and in consideration of the mutual covenants, conditions and promises contained herein the Company and Pendleton agree that the Deferred Compensation Plan and the Employment Agreement as presently in force are terminated and the following terms and conditions are in substitution therefor:

1. CONSULTING CONTRACT. Company and Pendleton hereby enter into an Independent Consulting Contract wherein Pendleton shall provide to the Company consulting services from June 1, 1999 through December 30, 1999. The company shall pay Pendleton for his services under this Consulting Agreement the total amount of $450,830.00 payable as follows:

DATE OF PAYMENT                             AMOUNT OF PAYMENT
June 15, 1999                                        $  6,571.00
June 30, 1999                                        $  6,571.00
July 15, 1999                                        $  6,571.00
July 31, 1999                                        $  6,571.00
August 15, 1999                                      $  6,571.00

DATE OF PAYMENT                             AMOUNT OF PAYMENT
August 31, 1999                                      $  6,571.00
September 15, 1999                                   $  6,571.00
September 30, 1999                                   $  6,571.00
October 15, 1999                                     $  6,571.00
October 30, 1999                                     $  6,571.00
November 15, 1999                                    $  6,571.00
November 30, 1999                                    $  6,571.00
December 15, 1999                                    $  6,571.00
December 30, 1999                                    $  6,571.00

If the Company fails to timely make any of the above payments, a 10% penalty shall be added to the amount due.

December 01, 1999          315,408 shares of Registered
                                    Common Stock for payment of
                                    contract payment for January
                                    2000 through December 2000

2. CABLES TO GO ASSIGNMENTS. In addition to the amounts set forth in paragraph 1 above and as additional compensation for the consulting services, the Company shall pay to Pendleton the first $367,976.00 of the proceeds received from Cables To Go under the contract between the Company and Cables to Go (the "Cables Contract"). The Company will also pay to Pendleton fifty percent (50%) of all amounts received under the Cables Contract after receipt of the first $367,976.00. The Company will use all reasonable efforts and expend reasonable amounts to collect all amounts due under the Cables Contract. The Company and Pendleton acknowledge that the amounts receivable under the Cables Contract are variable and there is no guarantee that the Company will be entitled to any amounts from which to pay Pendleton. The Company will provide for a modification of the Cables Contract so that the first $367,976.00 of the amounts to be paid under the Cables Contract and fifty percent of the amounts to be paid under the Cables Contract in excess of $367,976.00 will be paid directly to Pendleton. The annual contract amount due from January 1, 2000 through December 31, 2000 is $157,704.00. The Company agrees to issue to Pendleton 315,408 shares of the Company's common stock fully registered with the right to sell at any time, without restriction, in lieu of the contract payment for year 2000 in the amount of $157,704, which will be considered to be part of the $450,830.00 total due Pendleton. The stock shall be registered in the SB 2 submitted to the SEC in June of 1999 and revised in October 1999. The Company shall issue the registered common stock before December 1 1999. The Company agrees to pay the sum of $13,142.00 per month for each additional month that the company delays the issuance of the registered common stock after December 1, 1999. The Company guarantees that the amount received from the sale of the stock shall not be less than $158,704. If the amount received for the sale of the stock is less than this amount the Company will pay in cash to Pendleton the short fall amount. In the event that the amount received for the sale of the stock is more than $270,000 Pendleton will pay the Company 50% of the proceeds received in excess of the $270,000.

In addition to the above, the Company will assign to Pendleton fifty percent of the proceeds received from the sale of the consigned inventory now held by Cables to Go. Part of the duties under the Consulting Contract set forth in paragraph 1 above, shall be the responsibility for the disposition of the consigned inventory.

3. FINOVA OBLIGATIONS. The Company agrees to pay in full its Term Loan B with FINOVA on or before December 31, 1999. In addition, the Company shall indemnify and hold Pendleton harmless from any and all FINOVA obligations. The Company shall obtain a complete release of Pendleton from any obligations to FINOVA on or before December 31, 1999. In the event the Company is not able to payoff the Term Loan B and/or obtain a release from FINOVA by December 31, 1999, the Company and Mr. Pendleton shall agree to extend the date on a month by month bases, not to exceed 90 days.

4. KEY MAN INSURANCE. The Company agrees to continue in full force and effect and pay all premiums on the one million dollar life insurance policy with Pendleton as insured through December 31, 1999 or until the Term Loan B is paid in full and /or the release of obligations is received from FINOVA. On or before December 31, 1999 the Company shall transfer to Pendleton the ownership of such policy and all values contained therein. The transfer shall not effect the Company's obligation to make all premium payments on the policy through December 31, 1999 or until the Term Loan B is paid in full or the release of the obligation to FINOVA is received.

5. ISSUANCE OF NEW WARRANTS. The Company shall issue to Pendleton or his designee warrants to purchase 250,000 shares of the Company's common stock at a price of sixty five cents

$.65) per share. The warrants shall be exercisable by Pendleton or his designee at any time beginning upon issuance and continuing for ten years thereafter. The Company agrees to give Pendleton or his designee piggy back registration rights and agrees to register the warrants and the underlying stock, within 12 months from the date of this agreement.

6. MODIFICATION OF EXISTING OPTIONS. The Company shall modify the options presently held by Pendleton to purchase 200,000 shares of the Company's common stock so that the exercise price is sixty five cents ($.65) per share with an exercise period commencing upon the effective date of this Agreement and continuing until ten years from the effective date of this Agreement. The Company agrees to register 66,666 of these options and the underlying common stock with the Company's SB 2 registration to be filed in June, 1999 and shall register the remaining options on or before December 9, 1999.

7. OBLIGATION TO ASSIST IN SALE OF STOCK AND PIGGY BACK RIGHTS. Once the price of the common stock of the Company reaches a price of $1.50 to $2.00 per share, the Company agrees to assist Pendleton in selling all or part off 200,000 shares of the Company's common stock now owned by Pendleton as determined by Pendleton, in either a public or private sale. The Company agrees to assist Pendleton in selling 100,000 shares of the Company's common stock for $1.00 or more and will replace the stock with Rule 144 stock in the amount of 50,000 shares with piggy back registration rights with the next registration of Pen Interconnect stock at no cost to Pendleton. The Company will assist in Pendleton selling all or such part of the 100,000 shares of the Company's common stock now owned by Pendleton, as determined by Pendleton, in either a public or private sale. In addition, whenever the Company registers stock of the Company for sale in a public offering, the Company shall grant to Pendleton the right to act as a selling shareholder in the public offering, if the underwriter will permit.. The Company shall bear the expenses of the public offering excepting usual and ordinary Underwriter's commissions. Pendleton shall be able to sell in the public offering all or any portion of the 100,000 shares referenced above in this paragraph which have not been previously sold, and an additional 200,000 shares purchased or to be purchased by Pendleton pursuant to any of the warrants granted to Pendleton or options modified pursuant to this Agreement or the sale of common stock issued in the amount of 315,408 in lieu of the contract payment. Pendleton shall have the right to designate which shares, options or warrants will be subject to the piggy back rights.

8. EXPENSE ACCOUNT REIMBURSEMENT. The Company agrees to reimburse Pendleton for Company expenses paid or incurred by Pendleton in the amount of $25,832.80 plus interest which shall be paid on or before December 15, 1999. Company agrees to make monthly interest and principal payment of $466.00 per month Starting October 15,1999 until paid in full.

9. MOTOSAT DIVISION. As additional consideration for the modification of the Deferred Compensation Agreement, the Company and Pendleton agree to enter into and carry into effect the Asset Purchase Agreement between the Company and Mobil Technology, Inc., a copy of which is attached hereto as Exhibit "A" and made a part hereof providing for the sale of the Motosat Division.

10. VESTING. Pendleton's right to receive the Benefits hereunder are fully vested.

11. MERGER OR CONSOLIDATION. The Company shall not merge or consolidate with any other corporation or entity or reorganize unless and until such succeeding and continuing entity agrees to assume and discharge the obligations of the Company under this Agreement. In the event the Company shall reorganize, consolidate or merge with any other company this Agreement shall become an obligation of the new company or of any company taking over the duties and responsibilities of the Company. In such event, the Company may assign the obligations hereunder to the successor or urviving company. Upon such assumption, the term "Company" as used in this Agreement shall be deemed to refer to such successor entity.

12. RECAPITALIZATION AND/OR REORGANIZATION. In the event that the shares of common stock of the Company, as presently constituted, shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another company (whether by reason of merger, consolidation, recapitalization, reclassification, split up, combination of shares or otherwise), or if the number of such shares of common stock shall be increased through the payment of a stock dividend, and an equitable adjustment in the number of shares is appropriate to give effect to the intent of this Agreement, then such adjustment shall be made.

13. AMENDMENT. This Agreement may be amended or revoked, in whole or part, only upon the written agreement of all of the parties.

14. BINDING EFFECT. This Agreement shall be binding upon the parties hereto, their heirs, assigns, successors, executors, administrators and they shall agree to execute any and all instruments necessary for the fulfillment of the terms of this Agreement.

15. ATTORNEY'S FEES. If any legal action or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default, or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorney's fees and other fees and costs incurred in that action or proceedings, in addition to any other relief to which it or they may be entitled.

16. APPLICABLE LAW. This Agreement shall be construed in accordance with and governed by the laws of the State of Utah.

IN WITNESS WHEREOF, the parties hereto have set their hands the day and year first above written. COMPANY:

Pen Interconnect, Inc.

By:
    Its President


Pendleton:

Rev-12a             AMENDMENT IN TOTAL AND COMPLETE
                    RESTATEMENT OF THE DEFERRED COMPENSATION
                          SALARY CONTINUATION PLAN AND
                              EMPLOYMENT AGREEMENT

         This Amendment in Total and Complete Restatement of The Deferred Compensation Salary Continuation Plan and Employment Agreement is entered into effective the 1st day of October, 1999 by and between Pen Interconnect, Inc., a Utah Corporation (hereinafter referred to as the "Company"), and by Wayne R. Wright (hereinafter referred to as "Wright").
         WHEREAS, effective the 31st day of December, 1995 the Company and Wright entered into a Deferred Compensation Salary Continuation
Plan which was Amended on the 1st day of July, 1998 (hereinafter referred to as the "Deferred Compensation Plan");
         WHEREAS, effective the 1st day of April, 1996 the Company and Wright entered into am Employment Agreement, which Employment
Agreement was Amended on the 1st day of July, 1998 (hereinafter referred to as the "Employment Agreement");
         WHEREAS, the Company is in the process of corporate restructuring and desires to modify the Company's obligations under the Deferred Compensation Plan and the Employment Agreement;
         WHEREAS, the Company and Wright are changing their rights and responsibilities pursuant to the Deferred Compensation Plan the Employment Agreement which changes benefit both the Company and

Wright;
         WHEREAS, Wright has formed a consulting business, Rent A Professional, which provides consulting services of a professional nature.
         NOW, THEREFORE, for and in consideration of the mutual covenants, conditions and promises contained herein the Company and Wright agree that the Deferred Compensation Plan and the Employment Agreement as presently in force are terminated and the following terms and conditions are in substitution therefor:
         1. CONSULTING CONTRACT. Company and Rent a Professional hereby enter into an Independent Consulting Contract wherein Rent a Professional shall provide to the Company consulting services from October 1, 1999 through January 31, 2000 . Rent A Professional shall provide the services of Wright. Rent A Professional shall provide to the Company the services of Wright and provide 10 hours per month for the months of October 1, 1999 through January 1, 2000. The company shall pay Rent a Professional for its services under this Consulting Agreement the total amount of $216,380.00 payable as follows:

                                                          LUMP SUM PAYMENT
DATE OF PAYMENT                        AMOUNT OF PAYMENT  AFTER MONTHLY PAYMENT
October 1, 1999 (monthly)              $   6,980.00         $  209,400
November 1, 1999 (monthly)             $   6,980.00         $  202.420
December 1, 1999 (monthly)             $   6,980.00         $  195,440
January 1, 1999 (monthly)              $   6,980.00         $  188,460
December 1, 1999                       376,920 shares of Registered Common Stock
                                        in Lieu of Lump sum payment.

   The Company agrees to issue to Wright or his designee 376,920 shares of the company's common stock fully registered with the right to sell at any time, without restriction, in lieu of the lump sum payment of $188,460. The stock shall be registered in the SB 2 submitted to the SEC in June of 1999 and revised in October of 1999. The Company shall issue the registered common stock before December 1, 1999. The Company agrees to pay $6980.00 per month for each additional month that the company delays the issuance of the registered common stock after December 31, 1999. The Company guarantees that the amount received from the sale of the stock shall not be less than $188,460. If the amount received for the sale of the stock is less than this amount the Company will pay in cash to Wright or his designee the short fall amount. In the event that the amount received for the sale of the stock is more than the $290,000 Wright or his designee will pay to the Company 50% of the proceeds received in excess of the $290,000.

         2. FINOVA OBLIGATIONS. The Company agrees to pay in full its Term Loan B with FINOVA on or before December 31, 1999. In addition, the Company shall indemnify and hold Wright harmless from any and all FINOVA obligations. The Company shall obtain a complete release of Wright from any obligations to FINOVA on or before December 31, 1999.
The rights and obligations pursuant to paragraph 1 of this Agreement, especially the failure to reduce the lump sum amount owing under the Consulting Contract, shall not effect the Company's obligation to indemnify and hold Wright harmless from nor to pay the Term Loan B
FINOVA obligation which obligations shall not be eliminated even if there is no reductions under the Consulting Contract. In the event the Company is not able to payoff the Term Loan B and/or obtain a release from FINOVA by December 31, 1999, the Company and Mr. Wright shall may agree to extend the date on a month by month bases, not to exceed 90 days.

         3. KEY MAN INSURANCE. The Company agrees to continue in full force and effect and pay all premiums on the one million dollar life insurance policy with Wright as insured through December 31, 1999 or until the Term Loan B with FINOVA is paid and releases given by FINOVA. On or before December 31, 1999 the Company shall transfer to Wright or his designee the ownership of such policy and all values contained therein. The transfer shall not effect the Company's obligation to make all premium payments on the policy through December 31, 1999 or until the Term Loan B is paid in full and releases given by FINOVA.

         4. ISSUANCE OF NEW WARRANTS. The Company shall issue to Wright or his designee warrants to purchase 350,000 shares of the Company's common stock at a price of sixty five cents ($.65) per share. The warrants shall be exercisable by Wright or his designee at any time beginning upon issuance and continuing for ten years.
The Company agrees to give Wright or his designee piggy back registration rights and further agrees to register the warrants and the underlying stock within 12 months of this agreement.

         5. MODIFICATION OF EXISTING OPTIONS. The Company shall modify the options presently held by Wright to purchase 267,000 shares of the Company's common stock so that the exercise price is sixty five
($.65) per share with an exercise period commencing upon the effective date of this Agreement and continuing until ten years from the effective date of this Agreement. The Company agrees to register
89,000 of these options and the underlying common stock with the Company's
SB 2 registration to be filed in June, 1999 and shall register the remaining options on or before December 9, 1999.


         6. OBLIGATION TO ASSIST IN SALE OF STOCK AND PIGGY BACK RIGHTS. Once the price of the common stock of the Company reaches a price of $1.00 or above per share, the Company agrees to assist
Wright in selling all or such part of the 194,709 shares of the Company's common stock now owned by Wright, as determined by Wright, in either a public or private sale and in addition to the above common stock the company agrees to assist and help place the 376,920 shares of common stock issued to Wright or his designee as payment in lieu of the lump sum payment . The Company agrees to assist Wright in selling or placing with a broker, market maker or other interested parties . In addition, whenever the Company registers stock of the Company for sale in a public offering, the Company shall grant to Wright the right to act as a selling shareholder in the public offering subject to underwriter approval. The Company shall bear the expenses of the public offering excepting usual and ordinary Underwriter's commissions. Wright shall be able to sell in the public offering all or any portion of the 194,709 shares and 376,920 shares referenced above in this paragraph which have not been previously sold, and an additional 200,000 shares purchased or to be purchased by Wright pursuant to any of the warrants granted to Wright or options modified pursuant to this Agreement. Wright shall have the right to designate which shares, options or warrants will be subject to the piggy back rights.

         7. CABLES TO GO ASSIGNMENTS. The Company shall pay to Wright, fifty percent of the proceeds received from Cables To Go under the contract between the Company and Cables to Go (the "Cables
Contract"), after receipt of the first $367,976.00, if any, under the Cables Contract. The Company will use all reasonable efforts and expend reasonable amounts to collect all amounts due under the Cables Contract. The Company and Wright acknowledge that the amounts receivable under the Cables Contract are variable and there is no guarantee that the Company will be entitled to any amounts from which to pay Wright. The Company will provide for a modification of the Cables Contract so that fifty percent of the amounts to be paid under the Cables Contract in excess of $367,976.00 will be paid directly to Wright. In addition to the above, the Company will assign to Wright fifty percent of the proceeds received from the sale of the consigned inventory now held by Cables to Go. Part of the duties under the Consulting Contract set forth in paragraph 1 above, shall be the responsibility for the disposition of the consigned inventory.
         8. VESTING. Wright's right to receive the Benefits hereunder are fully vested.
         9. MERGER OR CONSOLIDATION. The Company shall not merge or consolidate with any other corporation or entity or reorganize unless and until such succeeding and continuing entity agrees to assume and discharge the obligations of the Company under this Agreement and agrees to issue Wright share on the same basis all other stock holders. In the event the Company shall reorganize, consolidate or merge with any other company this Agreement shall become an obligation of the new company or of any company taking over the duties and responsibilities of the Company. In such event, the Company may assign the obligations hereunder to the successor or surviving company. Upon such assumption, the term "Company" as used in this Agreement shall be deemed to refer to such successor entity.
         10. RECAPITALIZATION AND/OR REORGANIZATION. In the event that the shares of common stock of the Company, as presently constituted, shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another company (whether by reason of merger, consolidation, recapitalization, reclassification, split up, combination of shares or otherwise), or if the number of such shares of common stock shall be increased through the payment of a stock dividend, and an equitable adjustment in the number of shares is appropriate to give effect to the intent of this Agreement, then such adjustment shall be made.
         11. AMENDMENT. This Agreement may be amended or revoked, in whole or part, only upon the written agreement of all of the parties.
         12. BINDING EFFECT. This Agreement shall be binding upon the parties hereto, their heirs, assigns, successors, executors, administrators and they shall agree to execute any and all instruments necessary for the fulfillment of the terms of this Agreement.
         13. ATTORNEY'S FEES. If any legal action or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default, or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorney's fees and other fees and costs incurred in that action or proceedings, in addition to any other relief to which it or they may be entitled.

        14. APPLICABLE LAW. This Agreement shall be construed in accordance with and governed by the laws of the State of Utah.

         IN WITNESS WHEREOF, the parties hereto have set their hands the day and year first above written.
                                       COMPANY:

                                       Pen Interconnect, Inc.


                                       By:
                                           Its President


                                       WRIGHT:



                                       Wayne R. Wright



                                       RENT A PROFESSIONAL


                                       By:
                                       Its

                                                                    Exhibit 23.1




                                     CONSENT


We have issued our report dated December 23, 1999, accompanying the financial statements of Pen Interconnect, Inc. appearing in the 1999 Annual Report on Form 10-KSB for the year ended September 30, 1999. We hereby consent to the incorporation by reference of the aforementioned report in the Registration Statements of Pen Interconnect, Inc. on Forms S-3 (File No. 33-96444-D, effective August 4, 1997; File No. 333-29927, effective August 29, 1997; File No. 333-297, effective February 5, 1998; and File No. 333-06451, effective
August 31, 1998 and amended October 2, 1998) and on Forms S-8 (File No. 333-2618, effective March 22, 1996, and file No. 333-87297 effective September 17, 1999).





                                                              GRANT THORNTON LLP

Salt Lake City, Utah
December 23, 1999