Form 10QSB
period 1999-12-31
PEN INTERCONNECT INC
filed 2000-02-14
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     December 31, 1999
                                                 ---------------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT
         For the transition period from                  to
                                        -------------------

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

          UTAH                                       87-0430260
(State or other jurisdiction of             (I.R.S. Employer Identification No)
incorporation or organization)
                      1601 Alton Parkway, Irvine, CA 92606
               (Address of Principal Executive Offices) (Zip Code)

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of December 31, 1999 the issuer had 9,913,114 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                                    Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                  Financial Information                                     3

                  Balance Sheets at December 31, 1999
                  (unaudited) and September 30, 1999                      4-5

                  Statements of Operations  for the three months
                  ended December 31, 1999 and 1998 (unaudited)              6

                  Statements of Cash Flows for the three months
                  ended December 31, 1999 and 1998 (unaudited)            7-8

                  Notes to Condensed Financial Statements (unaudited)    9-10

Item 2            Management's Discussion and Analysis or
                  ---------------------------------------
                  Plan of Operation                                     11-13
                  -----------------

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                        14

Item 2            Changes in the Securities and Use of Proceeds            14

Item 3            Defaults Upon Senior Securities                          14

Item 4            Submission of Matters to a Vote of Security Holders      14

Item 5            Other Information                                        14

Item 6(a).        Exhibits                                                 14

Item 6(b).        Reports on Form 8-K                                      14

Signatures                                                                 15

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION

                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


     Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of December 31, 1999 and audited balance sheet as of September 30, 1999 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three months ended December 31, 1999 and 1998, and unaudited condensed statements of cash flows for the three months ended December 31, 1999 and 1998, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1999. The results of operations for the three months ended December 31, 1999 may not be indicative of the results that may be expected for the year ending September 30, 2000.

                             Pen Interconnect, Inc.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                   December 31,       September 30,
                                                                                       1999               1999
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                         $ 56,409            $ 177,214
      Trade accounts receivables, less allowance for
         doubtful accounts of $1,890,576 and
         $1,890,576 at December 31, 1999 and
         September 30, 1999 respectively                                               3,039,422            2,708,567
      Current maturities of notes receivable                                             585,587              575,112
      Inventories (Note B)                                                             4,200,948            4,250,661
      Prepaid expenses and other current assets                                            9,718              130,977
                                                                                 ----------------   ------------------

                 Total current assets                                                  7,892,084            7,842,531


PROPERTY AND EQUIPMENT, AT COST
      Production equipment                                                             1,452,667            1,450,494
      Furniture and fixtures                                                             167,169              167,169
      Transportation equipment                                                            22,149               22,149
      Leasehold improvements                                                             273,733              273,733
                                                                                 ----------------   ------------------

                                                                                       1,915,718            1,913,545

      Less accumulated depreciation                                                      431,137              376,681
                                                                                 ----------------   ------------------

                                                                                       1,484,581            1,536,864

OTHER ASSETS
      Notes receivable, less current maturities                                          150,000              150,000
      Other                                                                                4,860                    0
                                                                                 ----------------   ------------------

                 Total other assets                                                      154,860              150,000
                                                                                 ----------------   ------------------

                                                                                      $9,531,525           $9,529,395
                                                                                 ================   ==================


        The accompanying notes are an integral part of these statements.
                                       4

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                   December 31,       September 30,
                                                                                       1999               1999
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT LIABILITIES
      Line of credit                                                                   4,140,160            4,436,562
      Current maturities of long-term obligations                                      1,615,151            1,682,478
      Current maturities of capital leases                                               123,249              122,759
      Accounts payable                                                                 4,920,145            3,961,412
      Accrued liabilities (Note D)                                                       846,780              837,261
                                                                                 ----------------   ------------------

                 Total current liabilities                                            11,645,485           11,040,472


CAPITAL LEASE OBLIGATIONS, less
      current maturities                                                                 255,898              299,051
                                                                                 ----------------   ------------------

                 Total liabilities                                                    11,901,383           11,339,523

STOCKHOLDERS' EQUITY
      Convertible Preferred stock, $0.01 par value
           authorized 5,000,000 shares,
           Series A; issued and outstanding 1,800 shares                                      18                   18
           Series B; issued and outstanding 1,000 shares                                      10                   10
      Common stock, $0.01 par value,  authorized  50,000,000 shares,  issued and outstanding 9,913,114 shares at December 31,
           1999 and 9,638,114 at September 30, 1999                                       99,131               96,381
      Additional paid-in capital (Note C)                                             17,527,625           17,447,876
      Accumulated deficit (Notes C & D)                                              (19,996,642)         (19,354,413)
                                                                                 ----------------   ------------------

                 Total stockholders' deficit                                          (2,369,858)          (1,810,128)
                                                                                 ----------------   ------------------

                                                                                      $9,531,525           $9,529,395
                                                                                 ================   ==================

        The accompanying notes are an integral part of these statements.
                                       5

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                              Three months ended
                                                                                                 December 31,
                                                                                       ----------------------------------
                                                                                            1999               1998
                                                                                       ----------------   ---------------

Net sales                                                                               $     4,409,348        $4,757,839
Cost of sales                                                                                 4,196,459         4,591,218
                                                                                       ----------------   ---------------

      Gross profit                                                                              212,889           166,621

Operating expenses
      Sales and marketing                                                                             0            81,719
      Research and development                                                                   87,423           167,697
      General and administrative                                                                436,550           768,733
      Depreciation and amortization                                                              54,455           126,617
                                                                                       ----------------   ---------------

                 Total operating expenses                                                       578,428         1,144,766
                                                                                       ----------------   ---------------

                 Operating loss                                                                (365,539)         (978,145)

Other income (expense)
      Interest expense                                                                         (176,211)         (192,872)
      Other income, (expense) net                                                                11,523           (74,218)
                                                                                       ----------------   ---------------

              Total other income (expense)                                                     (164,688)         (267,090)
                                                                                       ----------------   ---------------

Loss before income taxes                                                                       (530,227)       (1,245,235)

Provision (benefit) for income taxes                                                                  0                 0
                                                                                       ----------------   ---------------

Net loss                                                                               $       (530,227)  $    (1,245,235)
                                                                                       ================   ===============

Loss per common share
      Basic and diluted (Note E)                                                       $           (.05)  $         (0.22)
                                                                                       ================   ===============

Weighted average common shares outstanding -
     basic and diluted                                                                        9,668,670         5,551,257
                                                                                       ================   ===============


        The accompanying notes are an integral part of these statements.
                                       6

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three months ended
                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                        1999              1998
                                                                                   ---------------   ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net loss                                                                    $     (530,227)      $(1,245,235)
        Adjustments to reconcile net loss to net cash
            Depreciation and amortization                                                   54,455           126,617
            Bad debts                                                                            0             8,427


            Changes in asset and liabilities
                 Trade accounts receivable                                                (330,855)         (126,795)
                 Inventories                                                                49,713           460,092
                 Prepaid expenses and other assets                                         116,399            98,978
                 Accounts payable                                                          958,733          (251,380)
                 Accrued liabilities                                                         9,518            86,929
                                                                                   ---------------   ---------------

                       Total adjustments                                                   857,963           402,868
                                                                                   ---------------   ---------------
                  Net cash used in operating activities                                    327,736          (842,367)
                                                                                   ---------------   ---------------
    Cash flows from investing activities
        Purchase of property and equipment                                                  (2,173)          (22,433)
        Issuance of notes receivable                                                       (10,475)                0
        Collections on notes receivable                                                          0             1,922
                                                                                   ---------------   ---------------

                   Net cash used in investing activities                                   (12,648)          (20,511)
                                                                                   ---------------   ---------------






                                   (Continued)
                                       7

                             Pen Interconnect, Inc.

                                   (Unaudited)


                                                                                          Three months ended
                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                        1999              1998
                                                                                   ---------------   ---------------

    Cash flows from financing activities
        Principal payments on long-term obligations                                       (67,327)          (69,988)
        Net change in line of credit                                                     (296,402)         (495,107)
        Accrued dividends on preferred shares                                            (112,000)                0
        Principal payments on capital lease obligations                                   (42,663)          (21,524)
        Proceeds from issuance of long-term obligations                                         0           896,000
        Discount on exercised common shares options                                        45,650                 0
        Proceeds from sale of common stock                                                 36,851           212,012
                                                                                   ---------------   ---------------

                  Net cash provided by financing activities                              (435,893)          521,393
                                                                                   ---------------   ---------------

Net decrease in cash and cash equivalents                                                (120,805)         (341,485)

Cash and cash equivalents at beginning of period                                          177,214           657,777
                                                                                   ---------------   ---------------

Cash and cash equivalents at end of period                                                 56,409       $   316,292
                                                                                   ===============   ===============

Supplemental  disclosures of cash flow  information
Cash paid during the period for:
   Interest                                                                          $    176,211       $   192,872
   Income taxes                                                                      $          0       $         0



Non-cash investing and financing activities
During the first quarter of FY 98, subordinated debentures totaling $491,064 were converted into 854,473 shares of common stock.


        The accompanying notes are an integral part of these statements.
                                       8

NOTE A - GOING CONCERN

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses, $530,227 for the quarter ended December 31, 1999, a deficit of $2,369,858 in stockholders' equity and negative working capital of $3,753,401 for the period ended December 31, 1999. The Company plans to satisfy its operating and debt service requirements through the sale of its InCirT division. The Company is in negotiations with potential buyers of the division, but has not yet secured a buyer. If the Company is unable to sell its InCirT division, it will have to raise additional capital to fund its negative cash flow. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE B - ACQUISITIONS/DISPOSITIONS

       PowerStream Division

       On December 28, 1999 the Company signed a letter of intent with Mark W. Lund of Lund Instrument Engineering, Inc. ("Lund") of Orem, UT. to sell certain assets and to assume certain liabilities of PowerStream Division. The transaction closed on January 21st, 2000. Lund remitted $74,324.00 to the Company and received assets with a book value of approximately $239,350, customer contracts and general intangibles; and assumed liabilities and customer advances of approximately $411,000. The Company is to receive for three years royalties of a) sixteen (16) percent of the gross profits generated from sales generated from a contract with L3 Communications, less any customer advances and b) eight (8) percent of gross profits on all other sales contracts in place at closing.

       InCirT Division

       On December 23, 1999 the Company signed a letter of intent to sell the InCirT division to a contract manufacturer. The parties decided to discontinue any further negotiations. The Company is currently negotiating with other potential buyers of the InCirT Division and/or its assets.

NOTE C - INVENTORIES
       Inventories consist of the following:

                                                  December 31,       September 30,
                                                      1999               1999
                                                ----------------   ----------------
        Raw materials (net of allowance)       $      2,525,699   $      2,684,238
        Work-in-process                               1,615,934          1,507,108
        Finished goods                                   59,315             59,315
                                                ----------------   ----------------
                                               $      4,200,948   $      4,250,661
                                                ================   ================

NOTE D - OPTIONS TO PURCHASE COMMON STOCK

       Options representing 275,000 common shares were exercised in December, 1999 at a price of $.134 per share. The option shares were originally priced at $.30 per share. Proceeds ($36,850) were utilized for corporate operations.

NOTE E - ACCRUED PREFERRED STOCK DIVIDENDS

       The  Company  accrued   $112,000  for  dividends   payable  to  preferred
shareholders during the quarter.

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

Note G - Earnings (loss) per share

         Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per common share are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential except for periods when such calculations would be anti-dilutive.

         For the three ended December 31, 1999, net earnings (loss) attributable to common shareholders includes accrued dividends at the stated dividend rate from date of issuance and a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and B Preferred Stock and related warrants. (See Note E). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and B Preferred Stock can be converted and the value assigned to the Series A and B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the earnings (loss) per common share. The calculation of earnings (loss) per share is included in Exhibit 11.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

-------


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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months ended December 31, 1999 and 1998. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1999.

General

Pen Interconnect, Inc. (the "Company" or "Pen") is a contract manufacturing provider offering EMSI (Electronic Manufacturing Service Industry) manufacturing (circuit board assembly) and custom design and manufacturing of battery chargers,  power  supplies  and  Uninterruptible  Power  Supply UPS  systems for original equipment manufactures ("OEMs") in the computer, peripheral, telecommunications, instrumentation, medical and testing equipment industries. The Company was incorporated under the laws of the State of Utah on September 30, 1985. The Company maintains divisions located in Orem, Utah and Irvine, California.

On December 28, 1999 the Company signed a letter of intent to sell the PowerStream division to a private investor. The division's sale was completed in January, 2000. The Company is currently negotiating with potential buyers of the InCirT Division and/or its assets.

The Company's lender, Finova, has withheld advances to reduce the over-advance situation with the Company's line of credit. This has restricted the Company's ability to pay vendors and obtain raw materials to meet shipping schedules. The Company's InCirT Division has had to contract with a competitor to purchase raw materials for Alaris, InCirT's and the Company's major customer.

Pen is seeking to relieve the liquidity problems by pursuing the sale of its remaining division. However, additional capital would still probably be necessary to fund the operations of a new business, after the sale of InCirT's operations. The Company has withdrawn from active pursuit of new business to acquire, pending the sale of InCirT. There can be no assurance that management may be able to raise additional capital for the Company's planned new businesses.

Results of Operations

Net sales. Net sales for the Company decreased $348,491 or approximately 7.3 percent for the three month period ended December 31, 1999 as compared to the same period in the prior year. This decrease resulted from credit difficulties with certain suppliers, thereby restricting production against sales orders. Sales during the first three months of FY 2000 were $4,409,348 compared to $4,757,839 during the first three months in FY 99.

Cost of sales. Cost of sales as a percentage of net sales have decreased slightly to approximately 95.2 percent for the three months ended December 31, 1999, as compared to 96.5 percent for the same period in the prior year. This decrease is due to a combination of factors, which considered individually are each immaterial.

Operating expenses. Operating expenses decreased during the first quarter of fiscal 2000 by approximately $611,988. This decrease resulted in the following areas: (1) Research and development of $80,274 associated with new product development costs in the PowerStream Division; (2) General and Administrative costs decreased by $332,182 primarily due to the sale of the Company's Cable and MotoSat divisions during the prior year; (3) Sales and marketing expenses declined by $81,719 due to an inability to finance any sales growth; and 4) Depreciation and amortization costs decreased by $72,162 primarily due to the sale of the Company's Cable and MotoSat divisions during the prior year;.

Other income and expenses. Other income and expenses decreased $102,402 for the three months ended December 31, 1999 as compared to the same period in the prior year. This decrease is the result of decreased interest expense of $16,661 due to a decrease in the average line of credit outstanding and in the term loan during the quarter with Finova. Other income represents accrued interest income on certain notes receivable and money market interest income. In the first quarter of FY 99 other expenses were incurred associated with financing transactions which were non-recurring.

Net earnings (loss) and earnings (loss) per share. Net loss for the first fiscal quarter ended December 31, 1999 totaled ($530,227) or ($0.05) per share, compared with losses of ($1,245,235) or ($0.22) per share for the first fiscal quarter of FY 1999. The decrease in the loss per share of $0.17 is caused by ($0.005) due to increased margins on sales, ($0.05) from a decrease in sales and marketing, in research and development and in general administrative expenses, ($0.01) from a decrease in interest expense and other expense and an increase in interest income. Approximately ($.10) of per share improvement is the result of a 74% increase in the number of outstanding common shares.

Liquidity and Capital Resources

During the first three months of FY 2000 the Company sustained losses of $530,227. Management has taken steps to correct this trend by selling the PowerStream division during the second quarter of FY 2000, which incurred an operating loss of approximately $215,000 during the first quarter. The Company has previously announced its intention to seek a buyer for the InCirT Division, which incurred an operating loss of approximately $119,000 during the first quarter.

As a result of these losses and the Company's lender restricting loan advances due to increased ineligibility of two of the Company's customers failing to remit according to sales terms, the Company has had to raise cash ($36,850) through the exercise of options from a re-strike of the purchase price of the stock (275,000 common shares). The Company has been procuring parts for production, as a result of Finova's restrictive loan advance policy with the Company, by maximizing its open account activity with vendors and by having customers purchase or consign parts for the Company in order to meet sales order requirements. This has resulted in a significant increase in accounts payable due vendors/customers. If the Company is unable to sell its InCirT division, it will have to raise additional capital to fund its negative cash flow.

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

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         From time to time the Company has been a party to various legal proceedings arising in the ordinary course of business. As of the date of this filing, the Company and it's CEO, Steve Fryer, are being sued by a former officer of the Company for fraud and misrepresentation. Per the Company's legal counsel, there are no grounds for the lawsuit and there is no expectation that any judgement will be made against the Company.

         During the quarter two lawsuits were filed against the Company. In January 2000, McBride Electric Inc. obtained a judgment against the Company for $2,963. On October 28, 1999 Color Savvy Systems, Ltd. filed suit to recover $165,750 in past due uncontested vendor obligations.

Item 2.  Changes in the Securities and Use of Proceeds.
         ----------------------------------------------

            Options representing 275,000 common shares were exercised in December, 1999 at a price of $.134 per share. The option shares were originally priced at $.30 per share. Proceeds ($36,850) were utilized for corporate operations.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         In October of 1999 the Company received notice from its primary lender (Finova) that they are placing the Company's loan in default status for non-compliance with loan covenants. The Company was originally given until December 18, 1999 to pay off the loan balance. Finova has extended the deadline to February 28, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None during the quarter.

Item 5.  Other Information.   None
         ------------------

Item 6.  Exhibits and Reports on Form 8-K.    None
         --------------------------------

A.       Exhibits

         11  Calculation of earnings (loss) per share.

         27  Financial Data Schedule.

B.       Reports on Form 8-K.         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     PEN INTERCONNECT, INC.


         February 14, 2000                   By:  /s/ Stephen J. Fryer
                                                 ---------------------
                                                 Stephen J. Fryer,
                                                 CEO,Chairman and
                                                 Principal Accounting Officer

Exhibit 11

                             Pen Interconnect, Inc.

                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1999 AND 1998



                                                                                        1999             1998
                                                                                    --------------   -------------


Loss available to
   common shareholders                                                              $     (530,277)  $  (1,245,235)
                                                                                    ==============   =============

                Basic EPS
-------------------------------------------

Common shares outstanding entire period                                                  9,638,114       5,018,437

Weighted average common shares issued
   during period                                                                            30,556         532,820
                                                                                    --------------   -------------

Weighted average commons shares
   outstanding during period                                                             9,668,670       5,551,257
                                                                                    ==============   =============

Loss per common share - basic                                                       $         (.05)  $       (0.22)
                                                                                    ==============   =============


               Diluted EPS
-------------------------------------------

Weighted average common shares
   outstanding during period - basic                                                     9,668,670       5,551,257

Dilutive effect of stock options and
   warrants                                                                                      0               0
                                                                                    --------------   -------------

Weighted average common shares
   outstanding during period - diluted                                                   9,668,670       5,551,257
                                                                                    ==============   =============


Loss per common share -
   diluted                                                                          $         (.05)  $       (0.22)
                                                                                    ==============   =============