Form 10QSB
period 2000-03-31
PEN INTERCONNECT INC
filed 2000-05-15
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31, 2000
                                                 ------------------

[]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT

         For the transition period from         to

Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

             UTAH                                    87-0430260
-------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No)
incorporation or organization)

                      1601 Alton Parkway Irvice, Ca. 92606
               (Address of Principal Executive Offices) (Zip Code)

                   (Issuer's telephone number) (949) 798-5800

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

                                 Yes X No _____

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of March 31, 2000 the issuer had 20,917,514 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                                    Yes No X

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents
                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Financial Information                                           3

         Balance Sheets at March 31, 2000
         (unaudited) and September 30, 1999                            4-5

         Statements of Operations for the three months
         ended March 31, 2000 and 1999 (unaudited) and                   6
         six month periods ended March 31, 2000 and 1999 (unaudited)

         Statements of Cash Flows for the six months
         ended March 31, 2000 and 1999 (unaudited)                     7-9

         Notes to Condensed Financial Statements (unaudited)         10-14

Item 2   Management's Discussion and Analysis or
         Plan of Operation                                           15-18

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                            18

Item 2     Changes in the Securities and Use of Proceeds                19

Item 3     Defaults Upon Senior Securities                              19

Item 4     Submission of Matters to a Vote of Security Holders          19

Item 5     Other Information                                            19

Item 6(a). Exhibits                                                     19

Item 6(b). Reports on Form 8-K                                          19

Signatures                                                              20

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION

                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of March 31, 2000 and audited balance sheet as of September 30, 1999 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three and six months ended March 31, 2000 and 1999, and unaudited condensed statements of cash flows for the six months ended March 31, 2000 and 1999, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1999. The results of operations for the six months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending September 30, 2000.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                    March 31,         September 30,
                                                                                      2000                1999
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                          $ 2,031            $ 177,214
      Escrowed investor cash (Note F)                                                    201,881                    0
      Trade accounts less allowance for
         doubtful accounts of $0 at March 31, 2000 and $1,890,576                              0            2,708,567
         at September 31, 1999
      Current maturities of notes receivable                                                   0              575,112
      Inventories                                                                              0            4,250,661
      Prepaid expenses and other current assets                                           17,610              130,977
                                                                                 ----------------   ------------------

                 Total current assets                                                    221,522            7,842,531


      Production equipment (including capitalized leased                                 469,030            1,450,494
      equipment of $450,390)
      Furniture and fixtures                                                               1,028              167,169
      Transportation equipment                                                                 0               22,149
      Leasehold improvements                                                                   0              273,733
                                                                                 ----------------   ------------------

                                                                                         470,058            1,913,545

      Less accumulated depreciation                                                       34,969              376,681
                                                                                 ----------------   ------------------

                                                                                         435,089            1,536,864

OTHER ASSETS
      Notes receivable, less current maturities                                                0              150,000
      Other                                                                                9,000                    0
                                                                                 ----------------   ------------------

                 Total other assets                                                        9,000              150,000
                                                                                 ----------------   ------------------

                                                                                 $       665,611    $       9,529,395
                                                                                 ================   ==================




                 The accompanying notes are an integral part of
                               these statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    March 31,         September 30,
                                                                                      2000                1999
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT LIABILITIES
      Line of credit                                                             $             0     $     4,436,562
      Current maturities of long-term obligations                                         54,450           1,682,478
      Current maturities of capital leases                                               341,140             122,759
      Accounts payable                                                                 3,236,303           3,961,412
      Accrued liabilities                                                                406,914             837,261
                                                                                 ----------------   ------------------

                 Total current liabilities                                             4,038,807          11,040,472

CAPITAL LEASE OBLIGATIONS, less
      current maturities                                                                       0             299,051
                                                                                 ----------------   ------------------

                 Total liabilities                                                     4,038,807          11,339,523

STOCKHOLDERS' EQUITY
      Convertible preferred stock, $0.01 par value
           Authorized 5,000,000 shares, Series A: 381
           issued and outstanding at March 31, 2000;
           1800 issued and outstanding at September 30,                                        4                  18
           1999                                                                               10                  10
           Series B: issued and outstanding 1,000 shares
      Common stock, $0.01 par value,
           authorized 50,000,000 shares, issued and                                      209,173              96,381
           outstanding 20,917,514 shares at March 31,
           2000 and 9,638,114 at September 30, 1999
      Additional paid-in capital                                                      18,166,782          17,447,876
      Accumulated deficit                                                            (21,749,165)        (19,354,413)
                                                                                 ----------------   ------------------

                 Total stockholders' equity (deficit)                                 (3,373,196)         (1,810,128)
                                                                                 ----------------   ------------------

                                                                                     $   665,611          $9,529,395
                                                                                 ================   ==================


                 The accompanying notes are an integral part of
                               these statements.

                             Pen Interconnect, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Uaudited)


                                                     Three months ended                      Six months ended
                                                 March 31,         March 31,            March 31,        March 31,
                                                   2000               1999                2000              1999
                                              ----------------   ---------------      --------------    -------------
Net sales                                               $   0        $2,828,078              $    0       $7,585,916
Cost of sales                                               0         2,424,444                   0        7,015,662
                                              ----------------   ---------------      --------------    -------------
      Gross profit                                          0           403,634                   0          570,254

Operating expenses
      Sales and marketing                                   0            55,692                   0          137,411
      Research and development                              0            94,806                   0          262,503
      General and administrative                      571,017         1,257,576             612,462        2,026,309
      Depreciation and amortization                        26            94,590                  52          221,207
                                              ----------------   ---------------      --------------    -------------

      Total Operating Expenses                        571,043         1,502,664             612,514        2,647,430
                                              ----------------   ---------------      --------------    -------------

      Operating income (loss)from                   (571,043)       (1,099,030)           (612,514)      (2,077,176)
      continued operations

      Discontinued Operations:
      -----------------------
      Loss from operations of
       discontinued Powerstream Division             (53,552)                             (269,356)
      Gain on sale of Powerstream                     186,643                               186,643
      Loss from operations of
       discontinued InCirT  Division                (114,346)                             (222,611)
      Loss on repossession of assets (Note D)       (900,008)                             (900,008)
      Loss on disposal of Cables To Go                                (948,312)                            (948,312)
                                              ----------------   ---------------      --------------    -------------
      Loss from discontinued operations             (881,263)         (948,312)         (1,205,332)        (948,312)

Other income (expense)
      Interest expense                              (131,891)         (192,903)           (308,102)        (385,775)
      Other income (expense), net                    (77,558)         (158,281)            (66,036)        (232,499)
                                              ----------------   ---------------      --------------    -------------

                 Total other income (expense)       (209,449)         (351,184)           (374,138)        (618,274)
                                              ----------------   ---------------      --------------    -------------
Earnings (loss) before income taxes               (1,661,755)       (2,398,526)         (2,191,984)      (3,643,762)

Income tax expense                                        900                 0                 900                0
                                              ----------------   ---------------      --------------    -------------

Net earnings (loss)                              $(1,662,655)      $(2,398,526)        $(2,192,884)     $(3,643,762)
                                              ================   ===============      ==============    =============
Earnings (loss) per common share
      Basic                                            $(.12)           $(0.46)              $(.20)        $  (0.70)
      Diluted                                          $(.12)           $(0.46)              $(.20)        $  (0.70)
Weighted average common shares
   outstanding
      Basic                                        13,584,534         6,321,553          11,626,602        5,932,173
      Diluted                                      13,584,534         6,321,553          11,626,602        5,932,173


                 The accompanying notes are an integral part of
                               these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Uaudited)


                                                                                           Six months ended
                                                                                     March 31,         March 31,
                                                                                        2000              1999
                                                                                   ---------------   ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net loss                                                                      $(2,192,884)     $ (3,643,762)
        Adjustments to reconcile net loss to net cash
            Depreciation and amortization                                                  90,463           221,937
            Bad debts                                                                           0            13,247
            Interest on debenture conversion                                                    0            98,571
            Loss on disposal of divisions (Note A)                                        305,324           948,312
            Loss on transfer of assets  (Notes A & D)                                     900,008                 0
            Changes in asset and liabilities
                 Trade accounts receivable                                                      0         1,047,510
                 Accounts receivable offset to customers' accounts payable              2,439,266                 0
                 Inventories                                                                    0           334,370
                 Net assets transferred to lender                                       3,238,079                 0
                 Prepaid expenses and other assets                                         (7,892)          (84,031)
                 Accounts payable                                                        (725,109)         (728,260)
                 Accrued liabilities                                                     (393,014)          599,882
                                                                                   ---------------   ---------------

                       Net cash generated (used) in
                          operating activities                                          3,654,241        (1,192,954)
                                                                                   ---------------   ---------------

    Cash flows from investing activities
        Purchase of property and equipment                                                (15,500)          (92,985)
        Issuance of notes receivable                                                       19,410          (614,920)
        Proceeds from disposal of division (Note A)                                        74,324         1,075,000
                                                                                   ---------------   ---------------

                       Net cash provided by (used in)
                          investing activities                                             78,234           367,095
                                                                                   ---------------   ---------------


                                   (Continued)

                             Pen Interconnect, Inc.

                       STATEMENTS OF CASH FLOWS - CONTINED
                                   (Uaudited)


                                                                                          Six months ended
                                                                                     March 31,         March 31,
                                                                                       2000               1999
                                                                                  ----------------   ---------------
    Cash flows from financing activities
        Net change in line of credit                                                  (4,436,562)        (1,087,426)
        Accrued dividends on preferred shares                                            137,288                  0
        Principal payments on long-term obligations                                     (167,786)        (1,349,459)
        Principal payments on capital lease obligations                                  (71,916)           (49,428)
        Proceeds from issuance of long-term obligations                                        0            900,000
        Discount on exercised common shares options                                      294,171                  0
        Discount on warrant conversion to common stock                                    89,941                  0
        Proceeds from sale of common stock                                               340,341            213,076
        Proceeds from issuance of short term note payable                                 54,450                  0
        Proceeds from issuance of preferred stock                                              0          1,800,000
                                                                                  ----------------   ---------------

                       Net cash consumed in financing activities                      (3,760,073)           426,763
                                                                                  ----------------   ---------------

Net increase in cash and cash equivalents                                                 26,698           (399,096)

Cash and cash equivalents at beginning of period                                         177,214            657,777
                                                                                  ----------------   ---------------

Cash and cash equivalents at end of period                                               203,912        $   258,681
                                                                                  ================   ===============


Supplemental  disclosures of cash flow  information  Cash paid during the period for:
   Interest expense                                                                $      308,102       $   287,204
   Income tax expense                                                              $          900       $         0


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

During the quarter Series A preferred shareholders converted 1419 preferred shares into 7,848,661 common shares at an average conversion price of $.185 per common share. Under the conversion terms of the convertible preferred shares, a holder has the right to convert preferred shares into common shares at eighty-five (85%) percent of the average of the two lowest closing bid prices during the last twenty-two (22) consecutive trading days prior to conversion. Additionally, a preferred shareholder exercised warrants attached to preferred stock and received 313,866 common shares in return for a waiver of certain covenants relative to registration of the convertible preferred shares. The waiver was expensed at the value of the conversion of $89,941.

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

       Cables To Go Inc.

       Effectively January 31, 1999, the Company sold substantially all of the assets and certain liabilities of its Cable Division to Cables To Go, Inc. (CTG). Net assets of $2,732,059 were sold for $1,075,000 in cash and a royalty payment contingent upon the future revenues of the Cable Division. $150,000 of the royalty payment was guaranteed and has been recorded by the Company as a note receivable from CTG. CTG agreed to use and compensate the Company for an additional $558,747 of the net assets contingent upon certain of its future operating needs. The company originally recorded a loss of $948,312 upon disposition of the Cable Division but has adjusted, as of September 30, 1999, the loss to $1,507,059 based on its present determination that CTG will not use nor compensate the Company for the additional net assets.

       Mobile Technology Inc.

       On February 1, 1999 the Company signed a letter of intent with Mobile Technology Inc. (MTI) to sell all assets and liabilities of the MotoSat division. MTI's principal owner is James Pendleton, a former Chairman and CEO of the Company. Effective September 30, 1999, the Company sold substantially all the assets and liabilities of its MOTO-SAT Division to James Pendleton. The net assets of $68,438 were sold in exchange for Mr. Pendleton's agreement to waive any claim to post-employment, deferred compensation or retirement benefits. The Company recognized a loss of $68,438 upon disposition of the MOTO-SAT Division.

       PowerStream Division

       On January 21st, 2000 the Company sold its Powerstream Division to Lund Instrument Engineering of Orem, UT., which purchased certain assets and assumed certain liabilities of PowerStream Division. Lund remitted $74,324 to the Company as a partial payment for the acquisition. The Company is to receive for three years royalties of a) sixteen (16%) percent of the gross profits generated from sales generated from a contract with L3 Communications, less any customer advances and b) eight (8%) percent of gross profits on all other sales contracts in place at closing. The Company recognized a gain of $186,643 on the sale, not including any possible future royalty payments.

       Pen Corporate and InCirT Division

       The Company had been operating under a default notice with its asset-based lender, Finova Capital, since September 1999, when the Company began seeking buyers for its two remaining divisions PowerStream and InCirT. In February a Letter of Intent to sell the InCirT division to another contract manufacturer was terminated. The Company solicited a competitor to purchase most of the assets and to negotiate a supplier agreement with the Company's largest account as part of a voluntary foreclosure of all the remaining assets of the Company, for which Finova had a perfected security interest. The Company's March 31, 2000 balance sheet reflects the transfer of all collateral assets to Finova to which the Company has recognized an offset of the bank's line of credit balance and term loans owed by the Company. As required by FASB Statement 15, the Company estimated a loss on transfer of assets of $(900,008). This estimate may change and is dependent upon the liquidation value achieved in the disposition of the assets transferred to the lender.

NOTE B - INVENTORIES

       Inventories consist of the following:
        Allinventory  has  transferred  to Finova  Capital on March 2, March 31,
           September 30, 2000 as part of voluntary foreclosure agreement.
                                                  2000              1999
                                             -------------    ----------------
        Raw materials (net of allowance)    $           0    $      2,684,238
        Work-in-process                                 0           1,507,108
        Finished goods                                  0              59,315
                                             -------------    ----------------
                                            $           0    $      4,250,661
                                             =============    ================

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

Note D - CREDIT FACILITY

       On March 3, 2000 the Company and its secured asset based lender, Finova Capital, entered into a voluntary foreclosure in which all collateral secured under Finova's perfected security interest was transferred to Finova to satisfy the revolving credit and term loans held by the bank. As of March 31, 2000 the outstanding line of credit and term loans amounted to $3,934,432. Finova has sold some of the assets to ADTI, a subsidiary of Comtel Holdings for promissory notes, which will be paid down according to usage of inventory and periodic payments for equipment. The Company's loan will be reduced by the payments made by ADTI as well as collections of other accounts receivable and sales of other inventory to third parties. The Company's March 31, 2000 balance sheet reflects the transfer of all collateral assets to Finova to which the Company has recognized an offset of the bank's line of credit balance and term loans owed by the Company. In accordance with FASB 15, the Company recognized a loss on transfer of assets of $(900,008).

NOTE E - OPTIONS/WARRANTS TO PURCHASE COMMON STOCK

       During the first quarter of FY 1999 the Company issued warrants to purchase 490,000 shares of the Company's common stock. The following table outlines the features of these warrants:

           Number of             Exercise            Expiration
            warrants              Price                 date
         ----------------     -------------      -------------------
                150,000           $1.000                October 2002
                125,000           $0.875                October 2002
                215,000           $0.875               November 2001

       During the second quarter of FY 1999, the Company issued warrants to purchase 160,000 shares of common stock in conjunction with the issuing of Series A Preferred Stock. The terms of the conversion of the warrants to shares of common stock are discussed in Note F.

       In March 2000 the Board of Directors approved the issuance of 430,000 five-year options shares to key employees at an exercise price of $.30 per share - the market price at the time of issuance. Additionally, the Board approved 492,500 option shares previously issued to Mr. Stephen J. Fryer and 105,000 option shares previously issued to Mr. Mehrdad Mobasseri become fully vested and re-priced to market price of $.30 per common share.

       In March 2000 the Board of Directors approved the issuance of 100,000 warrants be issued to each of the members of the Board at an exercise price of $.30 per common share.

       Options representing 275,000 common shares were exercised in December 1999 at a price of $.134 per share. The option shares were originally priced at $.30 per share. Proceeds ($36,850) were utilized for corporate operations.

       During the second quarter of FY2000, certain options were re-priced by the Company. Options representing 1,876,668 common shares were exercised at a weighted average exercise price of $.097 per share, which generated $182,866 in proceeds. The Company recognized $294,171 in compensation expense as a result of the options being exercised below market price.

       During the second quarter of FY 2000, the Company re-priced certain warrants as an inducement to exercise the warrants. Warrants representing 965,000 common shares were exercised at an average weighted exercise price of $.125 per share.

       In light of the financial condition of the Company and the Company's bank unwillingness to continue funding operations, the exercise of the warrants and options was completed with the proviso that the funds be escrowed and that the use of funds be limited to keeping the Company's administrative operations in tact while the Company found an qualified acquisition for its previously announced new business strategy. The Company has signed a non-binding letter of intent to acquire perFORMplace.com, an Internet based entertainment industry application service provider. Remaining escrowed funds will be utilized for ongoing administrative expenses and professional fees in conjunction with the acquisition and required public filings.

Note F - Preferred Stock

       The Company issued two series of Preferred Stock. Series A was issued in February 1999 consisting of 1,800 shares, par value $0.01 per share, for $1,000 per share. Series B was issued in April 1999 at the same price but only 1,000 shares were issued. As mentioned in Note C, part of the funds raised from the issuance of this stock were used to repay the bridge loans made earlier in the fiscal year. After repayment of the bridge loans and paying $238,500 in fees and expenses, the net cash raised by the Company for operations was $1,665,500. Both series of Preferred Stock carry a 16 percent dividend rate, which is paid quarterly.

       Both issuances of Preferred Stock are convertible into shares of the Company's Common Stock. Each share of Series A Preferred Stock is convertible into an amount of shares of Pen Common Stock equal to $1,000 divided by the average of the two lowest closing bid prices for Pen Common Stock during the period of 22 consecutive trading days ending with the last trading day before the date of conversion, after discounting that market price by 15 percent (the "Conversion Price"). During the first six months the Board of Directors approved a reduction of the maximum Conversion Price for the Series A Preferred Stock and Series B Preferred Stock to $.53 from $1.17 and $.79 per share respectively. The reduction was granted to obtain a waiver in relation to the sale of a major asset - InCirT Technologies Division. The shares of Series B Preferred Stock are convertible into Common Stock at the same Conversion Price as the Series A Preferred Stock. Warrants to acquire 335,453 shares of Common Stock at conversion prices ranging from $0.86 to $1.434 per share were also issued to the purchasers of the Series A and Series B Preferred Stock. The warrants expire three years from date the Preferred Stock and warrants were initially issued.

       During the quarter Series A preferred shareholders converted 1491 preferred shares into 7,848,661 common shares.

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

       For the three and six months ended March 31, 2000, net loss attributable to common shareholders includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and Series B Preferred Stock and related warrants. (See Note F). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and Series B Preferred Stock can be converted and the value assigned to the Series A and Series B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the loss per common share.

       Basic and diluted earnings (loss) per common share are calculated as follows:

                                                           Three months ended                   Six months ended
                                                      March 31,          March 31,         March 31,        March 31,
                                                         2000               1999              2000            1999
                                                   -----------------   ---------------    -------------   --------------

Net earnings (loss)                                    $(1,662,654)      $(2,398,526)     $(2,192,884)     $(3,643,762)
Preferred dividends                                        (25,288)          (30,773)        (137,288)         (30,773)
Imputed dividend from beneficial                                  0         (449,438)                0        (449,438)
   conversion feature
                                                   -----------------   ---------------    -------------   --------------

           Net earnings (loss)                         $(1,687,942)      $(2,878,737)     $(2,330,172)     $(4,123,973)
           attributable to common
           stockholders
                                                   =================   ===============    =============   ==============

                Basic EPS
-------------------------------------------

Common shares outstanding entire period                   9,913,114         6,069,160        9,663,114        5,018,437

Weighted average common shares issued                     3,671,429           252,393        1,963,488          913,736
                                                   -----------------   ---------------    -------------   --------------

Weighted average common shares
   outstanding during period                             13,584,534         6,321,553       11,626,602        5,932,173

                                                   =================   ===============    =============   ==============

Earnings (loss) per common share                        $     (.12)    $       (0.46)          $(.20)        $   (0.70)


               Diluted EPS
-------------------------------------------

Weighted average common shares
   outstanding during period - basic                     13,584,534         6,321,553       11,626,602        5,932,173

Dilutive effect of stock options and
   warrants                                                       0                 0                0                0
                                                   -----------------   ---------------    -------------   --------------

Weighted average common shares
   outstanding during period - diluted                   13,584,534         6,321,553       11,626,602        5,932,173
                                                   =================   ===============    =============   ==============


Earnings (loss) per common share -
   assuming dilution                                      $                $   (0.46)          $             $   (0.70)
                                                        (.12)                                (.20)


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

Because of these, other factors and the fact that the Company's only two remaining divisions have been sold or liquidated that may affect the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and six months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1999.

General

Through March 2, 2000 Pen Interconnect, Inc. was a provider of contract manufacturing services for original equipment manufacturers. It built electronic systems and subsystems for customers in a range of industries including computers, consumer electronics, industrial and medical instrumentation, avionics, communications, and semiconductor applications. In addition, the Company provided custom design and manufacturing of battery chargers, power supplies and uninterrupted power supply systems. Pen Interconnect's services included product design and prototyping, systems assembly, software duplication, packaging and warehousing.

Through March 2, 2000 Pen Interconnect, Inc. provided the total manufacturing solution including circuit design, board design from schematic, mechanical and product design, prototype assembly, volume board assembly, system services and end-user distribution. The Company was incorporated under the laws of the State of Utah on September 30, 1985. Pen Interconnect, Inc. had support manufacturing facilities in California and Utah.

During the quarter the Company announced a change in its strategic direction in disposing of its contract manufacturing operations and seeking new technologies, with specific interest in Internet business to business activities. On March 29, 2000 the Company announced the signing of a letter of intent to acquire perFORMplace.com, a privately held Internet provider of electronic business-to-business services to the entertainment industry.

Sale of Powerstream Division

On January 21st, 2000 the Company sold its Powerstream Division to Lund Instrument Engineering of Orem, UT., which purchased certain assets and assumed certain liabilities of PowerStream Division. Lund remitted $74,324 to the Company as a partial payment for the acquisition. The Company is to receive for three years royalties of a) sixteen (16%) percent of the gross profits generated from sales generated from a contract with L3 Communications, less any customer advances and b) eight (8%) percent of gross profits on all other sales contracts in place at closing. The Company recognized a gain of $186,643 on the sale, not including any possible future royalty payments.

Voluntary Foreclosure and Sale of Certain Assets

On March 3, 2000 the Company and its secured asset based lender, Finova Capital, entered into a voluntary foreclosure in which all collateral secured under Finova's perfected security interest was transferred to Finova to satisfy the revolving credit and term loans held by the bank. As of March 31, 2000 the outstanding line of credit and term loans amounted to $3,934,432. Finova has sold some of the assets to ADTI, a subsidiary of Comtel Holdings for promissory notes, which will be paid down according to usage of inventory and periodic payments for equipment. The Company's loan will be reduced by the payments made by ADTI as well as collections of other accounts receivable and sales of other inventory to third parties. The Company's March 31, 2000 balance sheet reflects the transfer of all collateral assets to Finova to which the Company has recognized an offset of the bank's line of credit balance and term loans owed by the Company. In accordance with FASB 15, the Company estimated a loss on transfer of assets of $(900,008); the loss reflects the difference between book value and estimated fair market value.

Results of Operations

Net sales. With the sale of Powerstream Division and the voluntary foreclosure and sale of assets of InCirT Division during the quarter, which represent the only operating units of the Company, and the fact that each is accounted for in the financial statements as discontinued operations and that each division's operations did not occupy a full quarter of activity, a comparative analysis against prior same quarter and prior same six months periods is inappropriate.

Cost of sales. With the sale of Powerstream Division and the voluntary foreclosure and sale of assets of InCirT Division during the quarter, which represent the only operating units of the Company, and the fact that each is accounted for in the financial statements as discontinued operations and that each division's operations did not occupy a full quarter of activity, a comparative analysis against prior same quarter and prior same six months periods is inappropriate.

Operating expenses. With the sale of Powerstream Division and the voluntary foreclosure and sale of assets of InCirT Division during the quarter, which represent the only operating units of the Company, and the fact that each is accounted for in the financial statements as discontinued operations and that each division's operations did not occupy a full quarter of activity, a comparative analysis against prior same quarter and prior same six months periods is inappropriate.

Other income and expenses. Other expenses decreased by $141,735 or 40% for the three months ended March 31, 2000 as compared to the same period in the prior year. These expenses also decreased $244,136 or 39% for the first six months of fiscal 2000 as compared to the same period in the prior year. The reductions were the result of lower line of credit borrowings and lower securities offering costs and conversions.

Net earnings (loss) and earnings (loss) per share. Net loss for the second fiscal quarter ended March 31, 2000 totaled ($1,687,942) or ($0.12) per basic share, compared with a loss of ($2,878,737) or ($0.46) per basic share for the second quarter of fiscal year 1999. The change in the loss per basic share of ($0.34) is mostly comprised of a reduction of operating losses of $.12 per share and approximately $0.19 per share decrease as a result of a 115% increase in the number of shares outstanding. The loss for the first six months of fiscal year 2000 of ($2,330,172) or ($0.20) per basic share was ($0.50) per share less than that of the first six months of the prior fiscal year. The change in loss per basic share for this period was mostly comprised of a reduction in operating losses of $0.16 per share and approximately $0.30 per share decrease as a result of a 96% increase in the number of shares outstanding.

Liquidity and Capital Resources

During the first three months of FY 2000 the Company sustained losses of $530,227. Management has taken steps to correct this trend by selling the PowerStream division during the second quarter of FY 2000, which incurred an operating loss of approximately $215,000 during the first quarter.

The Company has previously announced its intention to seek a buyer for the InCirT Division, which incurred an operating loss of approximately $119,000 during the first quarter of FY2000. As of the end of February 2000 the Company had decided that the sale of InCirT Division at book value or better was not likely before Finova Capital foreclosed on the Company's assets. The Company and Finova negotiated the sale of certain InCirT Division's assets to ADTI, a subsidiary of Comtel Holdings under a prearranged, voluntary foreclosure and resale transaction on March 2, 2000.

As a result of the Company's lender restricting loan advances during the quarter and foreclosure on March 2, 2000, the Company raised additional capital during the quarter from the exercise of warrants ($120,625) and options ($182,867). In light of the financial condition of the Company and the Company's bank unwillingness to continue funding operations, the exercise of the warrants and options required the funds be escrowed and that the use of funds be limited to keeping the Company's administrative operations in tact while the Company found an qualified acquisition for its new business strategy. The Company has signed a non-binding letter of intent to acquire perFORMplace.com, an Internet based entertainment industry application service provider. Remaining escrowed funds will be utilized for ongoing administrative expenses and professional fees in conjunction with the acquisition and required public filings.

The Company's management estimates that approximately $2 million may have to be raised to support post acquisition activity of perFORMplace.com until the acquisition reaches a positive cash flow estimated to be during FY 2001by perFORMplace.com's management. This does not include any payments to trade creditors of the former operations of the Company. The Company has an offer to such creditors to replace approximately $3 million in trade debt with 1 million restricted common shares. As of this date of filing this Form 10QSB, complete responses to the offer have not been received.

Inflation and Seasonality

The Company does not believe that its discontinued operations were significantly impacted by inflation or seasonality. It does not believe that the operating performance of its announced acquisition in process of perFORMplace.com will be significantly impacted by inflation or seasonality.


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time the Company has been a party to various legal proceedings arising in the ordinary course of business. As of the date of this filing, the Company and it's CEO, Steve Fryer, are being sued by a former officer of the Company for fraud and misrepresentation. Per the Company's legal counsel, there are no grounds for the lawsuit and there is no expectation that any judgment will be made against the Company.

During the first two quarters of FY2000 lawsuits were filed against the Company:

       1) In January 2000, McBride Electric Inc. obtained a judgment against the Company for $2,963 . As of this writing McBride has accepted the Company's stock for debt offer, contingent upon the Company's receiving an acceptable acceptance rate on all other vendors.

       2) On October 28, 1999 Color Savvy Systems, Ltd. filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000 Color Savy obtained a judgment against the Company for $165,783.

       3) On February 9, 2000 Totex Manufacturing Inc. file suit against the Company to recover $169,404 in uncontested past due vendor obligations. As of this writing Totex has accepted the Company's stock for debt offer, contingent upon the Company's receiving an acceptable acceptance rate on all other vendors.

       4) On February 15, 2000 Amistar Corporation suit against the Company to recover $95,733 in uncontested past due vendor obligations. As of this writing Amistar has accepted the Company's stock for debt offer, contingent upon the Company's receiving an acceptable acceptance rate on all other vendors.

       5) On March 1, 2000 Xstatic, LLC. filed suit against the Company to recover $21,549.90 uncontested past due vendor obligations. As of this writing Xstatic has accepted the Company's stock for debt offer, contingent upon the Company's receiving an acceptable acceptance rate on all other vendors.

       6) On March 21, 2000 Interworks Computer Products, Inc. filed suit to recover $35,771 in past due uncontested vendor obligations.

       7) On April 7, 2000 Wyle Electronic filed suit to recover $90,437.87 in past due uncontested vendor obligations.

Item 2. Changes in the Securities and Use of Proceeds. During the first six months the Board of Directors approved a reduction of the maximum Conversion Price for the Series A Preferred Stock and Series B Preferred Stock to $.53 from $1.17 and $.79 per share respectively. The reduction was granted to obtain a waiver in relation to the sale of a major asset - InCirT Technologies Division.

During the quarter Series A preferred shareholders converted 1491 preferred shares into 7,848,661 common shares.

As a result of the Company's lender restricting loan advances during the quarter and foreclosure on March 2, 2000, the Company raised additional capital during the quarter from the exercise of warrants ($120,625) and options ($182,867). In light of the financial condition of the Company and the Company's bank unwillingness to continue funding operations, the exercise of the warrants and options required the funds be escrowed and that the use of funds be limited to keeping the Company's administrative operations intact while the Company found an qualified acquisition for its new business strategy. The Company has signed a non-binding letter of intent to acquire perFORMplace.com, an Internet based entertainment industry application service provider. Remaining escrowed funds will be utilized for ongoing administrative expenses and professional fees in conjunction with the acquisition and required public filings.

During the second quarter of FY2000, certain options were re-priced by the Company. Options representing 1,876,668 common shares were exercised at a weighted average exercise price of $.097 per share, which generated $182,866 in proceeds. The Company recognized $294,171 in compensation expense as a result of the options being exercised below market price.

During the second quarter of FY 2000, the Board of Directors re-priced certain warrants as an inducement to exercise the warrants. Warrants representing 965,000 common shares were exercised at an average weighted exercise price of $.125 per share.

Item 3. Defaults Upon Senior Securities. On March 3, 2000 the Company and its secured asset based lender, Finova Capital, entered into a voluntary foreclosure in which all collateral secured under Finova's perfected security interest was transferred to Finova to satisfy the revolving credit and term loans held by the bank. As of March 31, 2000 the outstanding line of credit and term loans amounted to $3,934,432.

Item 4. Submission of Matters to a Vote of Security Holders. None during the quarter.

Item 5.  Other Information.   None

Item 6.  Exhibits and Reports on Form 8-K.

A.       Exhibits

         27  Financial Data Schedule

B.       Reports on Form 8-K  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PEN INTERCONNECT, INC.

                          By:  /s/ Stephen J Fryer
May 15, 2000              Stephen J. Fryer
                          Chairman, CEO and
                          Principal Accounting Officer