Form 10QSB
period 2000-06-30
PEN INTERCONNECT INC
filed 2000-08-14
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     June 30, 2000
                                                 ------------------------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT
         For the transition period from         to______________

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

          UTAH                                        87-0430260
-------------------------------           --------------------------------------
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
                                            Yes              No _____
                                               ------                 --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
         As of June 30, 2000 the issuer had 26,059,051 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                                                             Yes No X
                                                                -  ---

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents
                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                  Financial Information                                       3

                  Balance Sheets at June 30, 2000
                  (unaudited) and September 30, 1999                        4-5

                  Statements of Operations for the three months
                  ended June 30, 2000 and 1999 (unaudited) and                6
                  nine month periods ended June 30, 2000 and 1999 (unaudited)

                  Statements of Cash Flows for the nine months
                  ended June 30, 2000 and 1999 (unaudited)                  7-9

                  Notes to Condensed Financial Statements (unaudited)     10-14

Item 2            Management's Discussion and Analysis or
                  Plan of Operation                                       15-18

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                          18

Item 2            Changes in the Securities and Use of Proceeds              19

Item 3            Defaults Upon Senior Securities                            19

Item 4            Submission of Matters to a Vote of Security Holders        19

Item 5            Other Information                                          19

Item 6(a).        Exhibits                                                   19

Item 6(b).        Reports on Form 8-K                                        19

Signatures                                                                   20

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION

                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of June 30, 2000 and audited balance sheet as of September 30, 1999 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three and nine months ended June 30, 2000 and 1999, and unaudited condensed statements of cash flows for the nine months ended June 30, 2000 and 1999, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1999. The results of operations for the nine months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending September 30, 2000, in light of the Company's discontinuation of electronic contract manufacturing operations and its intent to merge with perFORMplace.com.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                    June 30,         September 30,
                                                                                      2000                1999
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                           $2,752            $ 177,214
      Escrowed investor cash (Note F)                                                     20,697                    0
      Trade accounts less allowance for
         doubtful accounts of $0 at June 30, 2000 and $1,890,576                               0            2,708,567
      at September 31, 1999
      Other receivables                                                                    3,506
      Current maturities of notes receivable                                             115,000              575,112
      Inventories                                                                              0            4,250,661
      Prepaid expenses and other current assets                                           12,857              130,977
                                                                                 ----------------   ------------------

                 Total current assets                                                    154,812            7,842,531


PROPERTY AND EQUIPMENT, AT COST
      Production equipment (including capitalized leased                                       0            1,450,494
      equipment of $450,390)
      Furniture and fixtures                                                               1,028              167,169
      Transportation equipment                                                                 0               22,149
      Leasehold improvements                                                                   0              273,733
                                                                                 ----------------   ------------------

                                                                                           1,028            1,913,545

      Less accumulated depreciation                                                          129              376,681
                                                                                 ----------------   ------------------

                                                                                             899            1,536,864

OTHER ASSETS
      Notes receivable, less current maturities                                                0              150,000
                                                                                 ----------------   ------------------

                 Total other assets                                                            0              150,000
                                                                                 ----------------   ------------------

                                                                                         155,712           $9,529,395
                                                                                 ================   ==================




         The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    June 30,         September 30,
                                                                                      2000                1999
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT LIABILITIES
      Line of credit                                                             $                   $     4,436,562
                                                                                               0
      Current maturities of long-term obligations                                         55,545           1,682,478
      Current maturities of capital leases                                                     0             122,759
      Accounts payable                                                                 3,218,595           3,961,412
      Accrued liabilities                                                                496,655             837,261
                                                                                 ----------------   ------------------

                 Total current liabilities                                             3,770,795          11,040,472

CAPITAL LEASE OBLIGATIONS, less
      current maturities                                                                       0             299,051
                                                                                 ----------------   ------------------

                 Total liabilities                                                     3,770,795          11,339,523

STOCKHOLDERS' EQUITY
      Convertible preferred stock, $0.01 par value
           Authorized 5,000,000 shares, Series A: 160
           issued and outstanding at June 30, 2000;
      1800                issued and outstanding at September 30,                              2                  18
      1999                                                                                     8                  10
           Series B: issued and outstanding 862 shares
      Common stock, $0.01 par value,
           authorized 50,000,000 shares, issued and
           outstanding 26,059,051 shares at June 30,
           2000 and 9,638,114 at September 30, 1999                                      260,591              96,381
      Additional paid-in capital                                                      18,764,183          17,447,876
      Accumulated deficit                                                            (22,639,867)        (19,354,413)
                                                                                 ----------------   ------------------

                 Total stockholders' equity (deficit)                                 (3,615,083)         (1,810,128)
                                                                                 ----------------   ------------------

                                                                                        $155,712          $9,529,395
                                                                                 ================   ==================


         The accompanying notes are an integral part of these statements.
                                       5

                             Pen Interconnect, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three months ended                      Nine months ended

                                              ----------------------------------      --------------------------------
                                                 June 30,           June 30,            June 30,          June 30,
                                                   2000               1999                2000              1999
                                              ----------------   ---------------      --------------    --------------
Net sales                                               $   0        $5,098,525               $   0       $12,684,444
Cost of sales                                               0         4,205,910                   0        11,221,585
                                              ----------------   ---------------      --------------    --------------
      Gross profit                                          0           892,615                   0         1,462,859
Operating expenses
     Sales and marketing                                    0            22,002                   0           139,414
     Research and development                               0            41,148                   0           303,650
     General and administrative                       735,473           517,517           1,347,935         2,564,985
     Depreciation and amortization                         26            81,952                  78           301,898
                                              ----------------   ---------------      --------------    --------------

     Total Operating Expenses                         735,499           662,619           1,348,013         3,309,947
                                              ----------------   ---------------      --------------    --------------

     Operating income (loss) from                   (735,499)           229,996         (1,348,013)       (1,847,088)
     continued operations

     Discontinued Operations:
     -----------------------
     Loss from operations of
     discontinued Powerstream Division
                                                                                          (288,645)
     Gain on sale of Powerstream Div                                                        186,643
     Loss from operations of
     discontinued InCirT Division                                                         (269,356)
     Loss on repossession of assets
     (Note D)                                        (78,019)                             (978,027)
     Loss on disposal of Cables Div                                                                       (1,507,059)
                                              ----------------   ---------------      --------------    --------------
     Loss from discontinued operations
                                                     (78,019)                           (1,349,385)

Other income (expense)
      Interest expense                               (39,970)          (96,947)           (348,072)         (485,437)
      Loss on impairment of investment
      in stock                                              0         (724,959)                   0         (724,959)
      Other income (expense), net                           0         (124,325)                   0         (354,112)
                                              ----------------   ---------------      --------------    --------------

                 Total other income                 (117,989)                             (348,072)       (3,071,567)
                 (expense)                                            (946,231)
                                              ----------------   ---------------      --------------    --------------
Earnings (loss) before income taxes                 (853,488)         (716,235)         (3,045,470)       (4,918,655)

Income tax expense                                          0                 0                 900                 0
                                              ----------------   ---------------      --------------    --------------

Net earnings (loss)                                $(853,488)        $(716,235)        $(3,046,370)     $ (4,918,655)
                                              ================   ===============      ==============    ==============
Earnings (loss) per common share
      Basic                                            $(.04)           $(0.19)             $(0.19)         $  (0.75)
      Diluted                                          $(.04)           $(0.19)             $(0.19)         $  (0.75)
Weighted average common shares
   outstanding
      Basic                                        23,511,340         7,693,650          15,626,845         6,538,820
      Diluted                                      23,511,340         7,693,650          15,626,845         6,538,820

         The accompanying notes are an integral part of these statements.
                                       6

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Nine months ended
                                                                                   ---------------------------------
                                                                                      June 30,          June 30,
                                                                                        2000              1999
                                                                                   ---------------   ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net loss                                                                      $(3,046,370)     $ (4,918,655)
        Adjustments to reconcile net loss to net cash
           used in operating activities
            Depreciation and amortization                                                  90,489           301,898
            Bad debts                                                                           0            99,625
            Stock issued in exchange for services                                         573,055           524,377
            Interest on debenture conversion                                                    0           104,861
            (Gain) loss on disposal of divisions (Note A)                                (186,643)        1,507,059
            Loss on impartment of investment in stock                                           0           724,959
            Loss on transfer of assets  (Notes A & D)                                     978,027                 0
            Changes in asset and liabilities
                 Trade accounts receivable                                                      0        (1,065,998)
                 Accounts receivable offset to customers' accounts payable              2,439,266                 0
                 Other receivables                                                         (3,506)
                 Inventories                                                                    0        (1,471,476)
                 Net assets transferred to lender                                       3,238,079                 0
                 Prepaid expenses and other assets                                        118,120            82,239
                 Accounts payable                                                        (457,094)          159,684
                 Accrued liabilities                                                     (340,606)         (181,618)
                                                                                   ---------------   ---------------

                       Net cash generated (used) in
                          operating activities                                          3,402,817        (4,691,792)
                                                                                   ---------------   ---------------

    Cash flows from investing activities
        Purchase of property and equipment                                                      0          (751,860)
        Return of capitalized lease equipment to vendor                                   419,159                 0
        Proceeds from the disposal of a division                                           74,324         1,075,000
        Issuance of notes receivable                                                     (115,000)         (611,169)
                                                                                   ---------------   ---------------

                       Net cash provided by (used in)
                          investing activities                                            378,483          (288,029)
                                                                                   ---------------   ---------------




                                   (Continued)
                                       7

                             Pen Interconnect, Inc.

                                   (Unaudited)


                                                                                          Nine months ended
                                                                                  ----------------------------------
                                                                                     June 30,           June 30,
                                                                                       2000               1999
                                                                                  ----------------   ---------------
    Cash flows from financing activities
        Net change in line of credit                                                  (4,436,562)          (160,991)
        Net change in repossessed capitalized lease                                     (341,140)                 0
        Accrued dividends on preferred shares                                            180,930                  0
        Principal payments on long-term obligations                                     (167,786)          (900,000)
        Principal payments on capital lease obligations                                  (71,916)           (49,428)
        Proceeds from issuance of long-term obligations                                        0          1,303,547
        Proceeds from issuance of capital leases                                               0            395,648
        Discount on exercised common shares options                                      353,581                  0
        Discount on warrant conversion to common stock                                    89,941                  0
        Proceeds from sale of common stock                                               402,341            400,999
        Proceeds from issuance of short term note payable                                 55,546                  0
        Proceeds from issuance of preferred stock                                              0          2,800,000
                                                                                  ---------------    ---------------

                       Net cash provided (consumed) in financing activities           (3,935,065)         3,789,775

                                                                                  ----------------   ---------------

Net increase in cash and cash equivalents                                               (153,765)          (631,299)

Cash and cash equivalents at beginning of period                                         177,214            657,777
                                                                                  ----------------   ---------------

Cash and cash equivalents at end of period                                                23,449         $   26,478
                                                                                  ================   ===============

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
   Interest expense                                                                      $348,072       $   380,576
   Income tax expense                                                              $                 $
                                                                                              900                 0

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

During the second quarter of FY2000 Series A preferred shareholders converted 1419 preferred shares into 7,848,661 common shares at an average conversion price of $.185 per common share. Under the conversion terms of the convertible preferred shares, a holder has the right to convert preferred shares into common shares at eighty-five (85%) percent of the average of the two lowest closing bid prices during the last twenty-two (22) consecutive trading days prior to conversion. Additionally, a preferred shareholder exercised warrants attached to preferred stock and received 313,866 common shares in return for a waiver of certain covenants relative to registration of the convertible preferred shares. The waiver was expensed at the value of the conversion of $89,941.

During the third quarter of FY2000 Series A and Series B preferred shareholders converted 359 preferred shares into 2,178,649 common shares at an average conversion price of $0.165 per common share. Under the conversion terms of the convertible preferred shares, a holder has the right to convert preferred shares into common shares at eighty-five (85%) percent of the average of the two lowest closing bid prices during the last twenty-two (22) consecutive trading days prior to conversion.

During the first nine months of FY 2000, the Company has issued 1,455,000 common shares to consultants who performed various services for the Company in lieu of cash payments. The Company recognized $372,344 as outside services expense. Additionally, the Company issued 917,328 common shares in settlement of deferred compensation liability for former officers and recognized $200,711.36 as compensation expense.

Investments

The Company had an investment in the publicly traded stock of another company. The stock was received in satisfaction of notes receivable and has a guaranteed minimum value of $7.4532 per share. At September 30, 1998, the market value of the stock was approximately $2.25 per share. During the third quarter of FY 99, a determination was made the investment in TMCI stock with a net book value of $724,959 was permanently impaired when the major lender of TMCI foreclosed on their loan for failure to comply with loan covenants. The balance of this investment was written off during the quarter ended June 30, 1999.

                             Pen Interconnect, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

       Pen Corporate and InCirT Division

       The Company had been operating under a default notice with its asset-based lender, Finova Capital, since September 1999, when the Company began seeking buyers for its two remaining divisions PowerStream and InCirT. In February a Letter of Intent to sell the InCirT division to another contract manufacturer was terminated. The Company solicited a competitor to purchase most of the assets and to negotiate a supplier agreement with the Company's largest account as part of a voluntary foreclosure of all the remaining assets of the Company, for which Finova had a perfected security interest. The Company's June 30, 2000 balance sheet reflects the transfer of all collateral assets to Finova to which the Company has recognized an offset of the bank's line of credit balance and term loans owed by the Company. As required by FASB Statement 15, the Company estimated a loss on transfer of assets of $(900,008). This estimate may change and is dependent upon the liquidation value achieved in the disposition of the assets transferred to the lender.

NOTE B - INVENTORIES

       Inventories consist of the following:
        Allinventory  has  transferred  to Finova  Capital  on March 2, June 30,
           September 30, 2000 as part of voluntary foreclosure agreement.
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

Note D - CREDIT FACILITY

       On March 3, 2000 the Company and its secured asset based lender, Finova Capital, entered into a voluntary foreclosure in which all collateral secured under Finova's perfected security interest was transferred to Finova to satisfy the revolving credit and term loans held by the bank. As of June 30, 2000 the outstanding line of credit and term loans amounted to $2,026,849. Finova has sold some of the assets to ADTI, a subsidiary of Comtel Holdings for promissory notes, which will be paid down according to usage of inventory and periodic payments for equipment. The Company's loan will be reduced by the payments made by ADTI as well as collections of other accounts receivable and sales of other inventory to third parties. The Company's June 30, 2000 balance sheet reflects the transfer of all collateral assets to Finova to which the Company has recognized an offset of the bank's line of credit balance and term loans owed by the Company. In accordance with FASB 15, the Company recognized a loss on transfer of assets of $(900,008).

NOTE E - OPTIONS/WARRANTS TO PURCHASE COMMON STOCK

       During the first nine months of FY 1999 the Company issued warrants to purchase 1,230,000 shares of the Company's common stock. All warrants were issued at an exercise price, which was equal to or above the market price at the time of issuance. The following table outlines the features of these warrants:

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


       During the first nine months of FY 1999 the Company issued non-qualified options to employees to purchase 335,000 shares of common stock. All options granted were at an exercise price, which was equal to or above the market price at the time of issuance. The following table outlines the features of these options:


           Number of             Exercise            Expiration
            Warrants              Price                 Date
         ----------------     -------------      --------------------
                  60,000          $0.8000                  March 2004
                 250,000          $0.8000                  April 2004
                  25,000          $1.0000                   June 2004


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

       During the third quarter of FY2000, certain options were re-priced by the Company. Options representing 200,000 common shares were exercised at a weighted average exercise price of $.15 per share, which generated $30,000 in proceeds. The Company recognized $13,760 in compensation expense as a result of the options being exercised below market price.

       During the third quarter of FY 2000, the Company re-priced certain warrants as an inducement to exercise the warrants. Warrants representing 200,000 common shares were exercised at an average weighted exercise price of $.16 per share.

       In light of the financial condition of the Company and the Company's bank unwillingness to continue funding operations, the exercise of the warrants and options was completed with the proviso that the funds be escrowed and that the use of funds be limited to keeping the Company's administrative operations in tact while the Company found an qualified acquisition for its previously announced new business strategy. As of August 4, 2000 the Company has executed a merger agreement to acquire perFORMplace.com, an Internet based entertainment industry application service provider. Remaining escrowed funds will be utilized for ongoing administrative expenses and professional fees in conjunction with the acquisition and required public filings.


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

       During the second quarter of FY2000 Series A preferred shareholders converted 1491 preferred shares into 7,848,661 common shares.

       During the third quarter of FY2000 Series A and Series B preferred shareholders converted 359 preferred shares into 2,178,649 common shares.

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

       For the three and nine months ended June 30, 2000, net loss attributable to common shareholders includes a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and Series B Preferred Stock and related warrants. (See Note F). The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and Series B Preferred Stock can be converted and the value assigned to the Series A and Series B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the loss per common share.

Note G - Earnings (loss) per share - CONTINUED

       Basic and diluted earnings (loss) per common share are calculated as follows:

                                                           Three months ended                   Nine months ended
                                                   -----------------------------------    ------------------------------
                                                       June 30,           June 30,          June 30,        June 30,
                                                         2000               1999              2000            1999
                                                   -----------------   ---------------    -------------   --------------

Net earnings (loss)                                      $(853,488)        $(716,235)     $(3,046,370)     $(4,359,908)
Preferred dividends                                        (43,642)         (109,063)        (180,930)        (146,148)
Imputed dividend from beneficial                                  0         (626,262)                0        (626,262)
   conversion feature
                                                   -----------------   ---------------    -------------   --------------

           Net earnings (loss)                           $(809,846)      $(1,451,560)     $(2,865,440)     $(5,132,318)
           attributable to common
           stockholders
                                                   =================   ===============    =============   ==============
                Basic EPS
-------------------------------------------

Common shares outstanding entire period                  21,243,443         6,865,517        9,638,114        5,018,437

Weighted average common shares issued                     2,267,897           828,133        5,950,067        1,520,383
                                                   -----------------   ---------------    -------------   --------------

Weighted average commons shares                          23,511,340         7,693,650       15,588,181        6,538,820
   outstanding during period
                                                   =================   ===============    =============   ==============

Earnings (loss) per common share                          $   (.03)    $        (0.19)    $      (0.18)   $   (0.78)

               Diluted EPS
-------------------------------------------

Weighted average common shares
   outstanding during period - basic                     23,511,340         7,693,650       15,588,181        6,538,820

Dilutive effect of stock options and
   warrants                                                       0                 0                0                0
                                                   -----------------   ---------------    -------------   --------------

Weighted average common shares
   outstanding during period - diluted                   23,511,340         7,693,650       15,588,181        6,538,820
                                                   =================   ===============    =============   ==============

Earnings (loss) per common share -
   assuming dilution                                      $   (.03)        $   (0.19)        $  (0.18)         $   (0.78)


NOTE H - SUBSEQUENT EVENTS

The Company on August 4, 2000 entered into a merger agreement with perfORMplace.com, which is subject to shareholder ratification via proxy and a shareholder meeting. It is anticipated that the merger will be completed by the end of October 2000. However, the two companies will immediately begin to combine their resources and personnel in anticipation of an affirmative vote.

perFORMplace is a business-to-business Internet company operating as an applications service provider to the entertainment industry. It is focused on becoming the global online creative and management resource center for the entertainment industry including motion pictures, television, multimedia, recording, commercial and live performances. It is establishing the first online web site to facilitate the electronic processing of union contracts for entertainers.

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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three and nine months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 1999.

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

During the second quarter of FY2000 the Company announced a change in its strategic direction in disposing of its contract manufacturing operations and seeking new technologies, with specific interest in Internet business to business activities. On March 29, 2000 the Company announced the signing of a letter of intent to acquire perFORMplace.com, a privately held Internet provider of electronic business-to-business services to the entertainment industry. The Company on August 4, 2000 entered into a merger agreement with perfORMplace.com, which is subject to shareholder ratification via proxy and a shareholder meeting. It is anticipated that the merger will be completed by the end of October 2000. However, the two companies will immediately begin to combine their resources and personnel in anticipation of an affirmative vote.

perFORMplace is a business-to-business Internet company operating as an applications service provider to the entertainment industry. It is focused on becoming the global online creative and management resource center for the entertainment industry including motion pictures, television, multimedia, recording, commercial and live performances. It is establishing the first online web site to facilitate the electronic processing of union contracts for entertainers.

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

Voluntary Foreclosure and Sale of Certain Assets

On March 3, 2000 the Company and its secured asset based lender, Finova Capital, entered into a voluntary foreclosure in which all collateral secured under Finova's perfected security interest was transferred to Finova to satisfy the revolving credit and term loans held by the bank. As of June 30, 2000 the outstanding line of credit and term loans amounted to $2,026,849. Finova has sold some of the assets to ADTI, a subsidiary of Comtel Holdings for promissory notes, which will be paid down according to usage of inventory and periodic payments for equipment. The Company's loan will be reduced by the payments made by ADTI as well as collections of other accounts receivable and sales of other inventory to third parties. The Company's March 31, 2000 balance sheet reflects the transfer of all collateral assets to Finova to which the Company has recognized an offset of the bank's line of credit balance and term loans owed by the Company. In accordance with FASB 15, the Company estimated a loss on transfer of assets of $(900,008); the loss reflects the difference between book value and estimated fair market value.

Results of Operations

Net sales. With the sale of Powerstream Division and the voluntary foreclosure and sale of assets of InCirT Division during the second quarter of FY2000, which represent the only operating units of the Company, and the fact that each is accounted for in the financial statements as discontinued operations and that each division's operations have not been operational since March 2, 2000, a comparative analysis against prior same quarter and prior same nine months periods is inappropriate.

Cost of sales. With the sale of Powerstream Division and the voluntary foreclosure and sale of assets of InCirT Division during the second quarter of FY2000, which represent the only operating units of the Company, and the fact that each is accounted for in the financial statements as discontinued operations and that each division's operations have not been operational since March 2, 2000, a comparative analysis against prior same quarter and prior same nine months periods is inappropriate.

Operating expenses. With the sale of Powerstream Division and the voluntary foreclosure and sale of assets of InCirT Division during the second quarter of FY2000, which represent the only operating units of the Company, and the fact that each is accounted for in the financial statements as discontinued operations, a comparative analysis against prior same quarter and prior same nine months periods is inappropriate.

Other income and expenses. Other expenses decreased by $828,242 or 87.5% for the three months ended June 30, 2000 as compared to the same period in the prior year. These expenses also decreased $2,723,495 or 89% for the first nine months of fiscal 2000 as compared to the same period in the prior year. The reductions were the result of lower line of credit borrowings, the non-recurrence of a write-down on investments in securities and lower securities offering costs and conversions.

Net earnings (loss) and earnings (loss) per share. Net loss for the third fiscal quarter ended June 30, 2000 totaled ($853,488) or ($0.04) per basic share, compared with a loss of ($716,235) or ($0.19) per basic share for the third quarter of fiscal year 1999. The change in the loss per basic share of ($0.15) is mostly comprised of an increase in continuing and discontinued operating losses of approximately $0.07 per share; a $.11 per share reduction of other income and expenses and approximately $0.11 per share decrease as a result of a 206% increase in the number of shares outstanding. The loss for the first nine months of fiscal year 2000 of ($3,046,370) or ($0.19) per basic share was ($0.56) per share less than that of the first nine months of the prior fiscal year. The change in loss per basic share for this period was mostly comprised of a reduction in operating losses from continuing operations of $0.08 per share, a reduction of $0.01 in losses from discontinued operations, a $.325 per share reduction of other income and expenses and approximately $0.47 per share decrease as a result of a 139% increase in the number of shares outstanding.

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

As a result of the Company's lender restricting loan advances during the second and third quarter of FY2000 and foreclosure on March 2, 2000, the Company raised additional capital during the quarter from the exercise of warrants ($32,000) and options ($30,000). In light of the financial condition of the Company and the Company's bank unwillingness to continue funding operations, the exercise of the warrants and options required the funds be escrowed and that the use of funds be limited to keeping the Company's administrative operations in tact while the Company found an qualified acquisition for its new business strategy. As of August 4, 2000 the Company has executed a merger agreement to acquire perFORMplace.com, an Internet based entertainment industry application service provider. Remaining escrowed funds will be utilized for ongoing administrative expenses and professional fees in conjunction with the acquisition and required public filings.

The Company's management estimates that approximately $2 million may have to be raised to support post acquisition activity of perFORMplace.com until the acquisition reaches a positive cash flow estimated to be during FY 2001by perFORMplace.com's management. This does not include any payments to trade creditors of the former operations of the Company. The Company has an offer to such creditors to replace approximately $3 million in trade debt with 1 million restricted common shares. As of this date of filing this Form 10QSB, seventy-four (74%) percent representing approximately $2.2 million of the outstanding trade debt have acknowledged in writing their willingness to convert stock for debt. The Company is continuing its efforts to obtain a positive response from the remainder of the trade creditors.

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

During the first  three  quarters  of FY2000  lawsuits  were filed  against  the
Company:

1) In January 2000, McBride Electric Inc. obtained a judgment against the Company for $2,963 . As of this writing McBride has accepted the Company's stock for debt offer, contingent upon the Company's receiving an acceptable acceptance rate on all other vendors.

2) On October 28, 1999 Color Savvy Systems, Ltd. filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000 Color Savvy obtained a judgment against the Company for $165,783.

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

7) On April 7, 2000 Wyle Electronic filed suit to recover $90,437.87 in past due uncontested vendor obligations. As of this writing Wyle has accepted the Company's stock for debt offer, contingent upon the Company's receiving an acceptable acceptance rate on all other vendors.

8) In July 2000 Force Electronics filed suit to recover $69,949.02 in past due uncontested vendor obligations.

Item 2. Changes in the Securities and Use of Proceeds. During the first six months the Board of Directors approved a reduction of the maximum Conversion Price for the Series A Preferred Stock and Series B Preferred Stock to $.53 from $1.17 and $.79 per share respectively. The reduction was granted to obtain a waiver in relation to the sale of a major asset - InCirT Technologies Division.

During the third quarter of FY2000 Series A and Series B preferred shareholders converted 359 preferred shares into 2,178,649 common shares.

As a result of the Company's lender restricting loan advances during the second and third quarter of FY2000 and foreclosure on March 2, 2000, the Company raised additional capital during the quarter from the exercise of warrants ($32,000) and options ($30,000). In light of the financial condition of the Company and the Company's bank unwillingness to continue funding operations, the exercise of the warrants and options required the funds be escrowed and that the use of funds be limited to keeping the Company's administrative operations in tact while the Company found an qualified acquisition for its new business strategy. As of August 4, 2000 the Company has executed a merger agreement to acquire perFORMplace.com, an Internet based entertainment industry application service provider. Remaining escrowed funds will be utilized for ongoing administrative expenses and professional fees in conjunction with the acquisition and required public filings.

During the third quarter of FY2000, certain options were re-priced by the Company. Options representing 200,000 common shares were exercised at a weighted average exercise price of $.15 per share, which generated $30,000 in proceeds. The Company recognized $13,760 in compensation expense as a result of the options being exercised below market price.

During the third quarter of FY 2000, the Company re-priced certain warrants as an inducement to exercise the warrants. Warrants representing 200,000 common shares were exercised at an average weighted exercise price of $.16 per share.

Item 3. Defaults Upon Senior Securities. On March 3, 2000 the Company and its secured asset based lender, Finova Capital, entered into a voluntary foreclosure in which all collateral secured under Finova's perfected security interest was transferred to Finova to satisfy the revolving credit and term loans held by the bank. As of June 30, 2000 the outstanding line of credit and term loans amounted to $2,026,849.

Item 4. Submission of Matters to a Vote of Security Holders. None during the quarter.

Item 5.  Other Information.   None

Item 6.  Exhibits and Reports on Form 8-K.  None

A.       Exhibits

         27  Financial Data Schedule

B.       Reports on Form 8-K  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     PEN INTERCONNECT, INC.

                                                     By:  /s/ Stephen J Fryer
--------------------------------------------             ---------------------
August 14, 2000                                      Stephen J. Fryer
Chairman, CEO and
                          Principal Accounting Officer