Form 10KSB
period 2000-09-30
PEN INTERCONNECT INC
filed 2001-01-17
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended   September 30, 2000
                                     ---------------------------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                  to
                                          ------------------------------------

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

                                                         Yes X No
                                                            ---  -

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. check

           State issuer's revenues for its most recent fiscal year. Discontinued operations. The Company disposed of all its' operations and had no revenue for the year.

           As of December 22, 2000, there were 27,596,946 shares of the Issuer's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Issuer's voting stock held by non-affiliates of the Issuer was approximately $855,505 at the closing quotation for the Issuer's common stock of $0.031 December 22, 2000.

                       DOCUMENTS   INCORPORATED  BY  REFERENCE  See  Item  13  -
                 Exhibits and reports on form 8-K

                                   FORM 10-KSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                            Page

      PART I

      1.   Description of Business                                             3

      2.   Description of Property                                             4

      3.   Legal Proceedings                                                   5

      4.   Submission of Matters to a Vote of Security Holders                 5

      PART II

      5.   Market for Common Equity and Related Stockholder Matters            6

      6.   Management's Discussion and Analysis or Plan of Operation           6

      7.   Financial Statements                                                8


      PART III

      9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act               8

      10.   Executive Compensation                                             8

      11.   Security Ownership of Certain Beneficial Owners and Management     9

      12.   Certain Relationships and Related Transactions                    11

      13.   Exhibits and Reports on Form 8-K                                  12

      Signatures                                                              13

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

      (A) BUSINESS DEVELOPMENT

      General

      Pen is at present a fully reporting public shell company, which is looking for a merger or acquisition of new technology.

      Historically, the Company developed and produced on a turnkey basis, contract manufacturing solutions for original equipment manufacturers in the computer, telecommunications, electronic instrument, medical and testing equipment industries.

      Summary of Current Year Events and Subsequent Events

      Since the end of FY 1999, Pen has gone through substantial changes and problems caused by a default notice from our bank, due to one of our major customers going into receivership and leaving Pen with over $1.5 million in accounts receivable and inventory. In February 2000, Pen sold its' PowersStream division to Lund Engineering of Orem, Utah for cash and notes. Lund took over the assets and debts of PowerStream, which paid off PowerStream's obligations to Finova which also owns the notes through its' foreclosure actions.

      During the last six (6) months of FY 2000, Pen focused on completing a merger and reducing its' debt through a stock for debt program with its' vendors. Seventy-six (76) percent of the vendors agreed to the program, thus reducing Pens' outstanding vendor debt from $3.2 million to $689,541. Pen issued 761,747 shares of unregistered common stock.

      For all of FY 99 Pen operated two divisions: 1) the InCirT division, located in Irvine, California, providing assembly and testing services for electronic circuit boards; and 2) the PowerStream division, located in Orem, Utah, designing and manufacturing custom power supplies, battery chargers and UPS systems. In September 1999, Pen completed the sale of the MotoSat division to a company controlled by James Pendleton, Pen's former Chairman and CEO. The sale did not generate cash proceeds but eliminated monthly operating losses associated with MotoSat. All assets and liabilities of the MotoSat division were transferred to Mr. Pendleton's company in exchange for any future obligations to make payments under a deferred compensation feature in Mr. Pendleton's employment contract. The transfer of the MotoSat division to Mr. Pendleton resulted in a loss to the Company of approximately $68,000.

      In October of 1999 the Company received notice from its primary lender (Finova) that they were placing the Company's loan in default status for non-compliance with loan covenants. The Company was originally given until December 18, 1999 to pay off the loan balance.
      Finova extended the deadline to February 28, 2000 but no other lending arrangements or definitive agreements to sell the Company or any of its divisions were made. In March 2000, Finova caused a foreclosure of all of Pens' assets as a result of the default notice not being satisfied. This left Pen as only a fully reporting public shell company without assets, nor operating divisions.

(B)  BUSINESS OF ISSUER

(1) Principal Products and Services

With the disposition of the net assets of our historical divisions, the Company currently has no products or services. The Company is currently seeking a strategic merger with another operating company that could bring new opportunity assets into Pen.

(2) Business Strategy

In order to re-start our business, we will have to acquire a business or merge with another company that we believe is complementary. To successfully implement this strategy, we must identify suitable acquisition candidates, acquire these candidates on acceptable terms, integrate their operations and technology successfully and maintain the goodwill of the acquired business and our shareholders. We may fail in our efforts to implement one or more of these tasks. Moreover, in pursuing acquisition opportunities, we may compete for acquisition targets with other companies with similar growth strategies. Some of these competitors may be larger and have greater financial and other resources than we do. Our future will be materially and adversely affected if we are unable to manage future or acquisition-based growth effectively.

(3) Employees

Our success is dependent, in part, upon our ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and we will be adversely affected if we are unable to attract key employees.

ITEM 2.  DESCRIPTION OF PROPERTY FACILITIES

In February 1999, the Company's corporate offices moved into a building leased by its' InCirT division. After the Company was foreclosed on by its' bank, we were able to negotiate a month-to-month rental agreement with InCirT's landlord for approximately 2000 square feet in an industrial building in Irvine, California.

ITEM 3.  LEGAL PROCEEDINGS

1. On October 28, 1999 Color Savvy Systems, Ltd., filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000, Color Savvy obtained a judgment against the Company for $165,750.
2. On February 15, 2000, Amistar Corporation filed suit against the Company to recover $95,733 in uncontested past due vendor obligations. As of this writing, Amistar has accepted the Company's stock for debt offer.
3. On March 21, 2000, Interworks Computer Products, Inc., filed suit to recover $35,771 in past due uncontested vendor obligations.
4. On July 22, 2000, Force Electronics filed suit to recover $68,816 in past due uncontested vendor obligations, and obtained a judgment on September 15, 2000.
5. Control Design Supply/Nedco filed suit to recover $6,788 in past due uncontested vendor obligations.
6. On March 20, 2000, DHL Airways Inc. obtained a judgment in the amount of $3,868 for past due uncontested vendor obligation.

      On November 15, 1999, Alan L. Weaver, former CEO of Pen Interconnect, Inc., obtained a judgment against the Company in the amount of $135,300 for breach of a settlement agreement relative to Mr. Weavers' employment agreement with the Company. The Company has reserved $135,300 as a contingent liability as of September 30, 2000 for this agreement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 There were no matters voted on by the shareholders in the fourth quarter.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock and warrants have been traded on the OTC Bulletin Board since they were de-listed from the National Association of Securities Dealers Automated Quotation system as of March 30, 1999. They are traded under the symbol "PENC:OB" for the common stock and "PENCW" for the warrants. The common stock and warrants were first publicly traded on November 17, 1995. The following table sets forth the range of high and low bids for our common stock for the last three years.

                                          High             Low
Fiscal Year 2000-Quarter Ended
September 30, 2000                         $0.30            $0.17
June 30, 2000                               0.36             0.18
March 31, 2000                              0.55             0.20
December 31, 1999                           0.53             0.25

Fiscal Year 1999-Quarter Ended
September 30, 1999                         $0.81            $0.52
June 30, 1999                               1.19             0.78
March 31, 1999                              2.00             0.72
December 31, 1998                           2.50             0.77

Fiscal Year 1998 Quarter Ended
September 30, 1998                         $2.22            $0.81
June 30, 1998                               3.09             1.88
March 31, 1998                              3.19             2.50
December 31, 1997                           3.13             1.88

On December 22, 2000 the closing quotation for the common stock on the OTC Bulletin Board was $0.031 per share. As of December 22, 2000, there were 27,596,946 shares of common stock issued and outstanding, held by approximately 1,350 shareholders, including several holders who are nominees for an undetermined number of beneficial owners.

On December 22, 2000, the closing quotation for the warrants was $0.016 per warrant. The Company extended the public warrants for one more year to November 17, 2001 as they were to expire on November 17, 2000. As of September 30, 2000, there were issued and outstanding public and private warrants to purchase 6,420,453 shares of the Company's common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the fiscal years ended September 30, 2000 and 1999. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

Results of Operations

Net sales: There were no sales from continuing operations for the years ended September 30, 2000 and 1999. All operating divisions were disposed of during 1999 and 2000, and all operating activity was reclassified as discontinued operations. Since March 2, 2000, the Company decided to maintain its' situation as a reporting public company, and to reduce its' debt in order to make the Company attractive to private companies that would want to use Pen to go public. This approach would be a major step to possibly help to maintain some shareholder value in the Company's stock price.

The Company did enter into a Letter of Intent to reverse merge with a small private .com company, perFORMplace.com, in the entertainment services business. A definitive agreement was signed in late August 2000 with the intent to obtain shareholder ratification at the next shareholders' meeting. However, on November 8, 2000, before the meeting could be held, perFORMplace.com terminated the merger. This caused a serious drop in the Company's stock price and the need to go back out to seek a new merger partner or acquisition.

Since the disposition of the net assets and operations of our historical operations, the Company has reduced its' staff to two employees and one part-time financial consultant.

Cost of Sales

Not applicable.

Operating Expenses

Since the foreclosure on the assets and the sale of its' operating divisions, the operating costs of the Company have been kept to a minimum, with minimal employees (2), limited travel and expenses. As a result, general and administrative expenses decreased from $2,699,526 to $1,733,596, a net change of 36%.

Depreciation decreased $107,172 from 1999 to 2000. Most of the Company's fixed assets were disposed of during 2000.

Interest  expense  decreased   $232,327  during  2000,   primarily  due  to  the
foreclosure of the assets of its' InCirT division, and the resulting affect against the Company's line of credit.

The Company recorded a $320,500 loss from impairment due to the write-off of advances made to a potential merger candidate. Impairment losses during 1999 of $724,959, resulted from the closure of two of its' divisions. The primary source of funds was through the occasional exercise of warrants and options so as to pay the necessary legal and accounting bills as related to the several lawsuits and the SEC reporting requirements as well as the limited payroll.

Other Income/Expenses

The Company recorded a $135,300 loss from a lawsuit brought by a former executive of the Company during 2000.

Losses  from  discontinued   operations  decreased  to  $497,827  in  2000  from
$5,695,148 in 1999. The Company disposed of two divisions during 1999 and the remaining two divisions early in 2000.

Losses on the disposal of these operating divisions decreased from $1,575,497 in 1999 to $776,384 in 2000 as the Company disposed of its' two remaining divisions during 2000.

Extraordinary Income

The Company recorded a gain from extinguishments of debt of $2,018,547 during 2000 resulting from the conversion of vendor payables to equity.

Net Loss and Loss Per Share

Net loss and loss per share. Net losses decreased to $1,891,199 or $0.10 per common share in fiscal year 2000 from $12,014,791 or $1.82 per common share in fiscal year 1999; a decrease of $10,123,592 or $1.72 per share. This decreased loss per common share resulted primarily from the discontinuance of operations of the Company due to the foreclosure by the bank.

Liquidity and Capital Resources

The Company had negative working capital at September 30, 2000 of $1,777,914 compared to a negative working capital of $1,811,105 at September 30, 1999 for a decrease in working capital of $166,809. The decrease was due to the foreclosure on the Company's assets, the sale of its' divisions, thus leaving only minimal costs of a few employees and limited furniture.

During fiscal 2000 Pen continued to experience cash flow problems. For most of fiscal 1999, the market price of Pen's stock was sufficient to raise additional funds to support the negative cash flow from operations. Pen's stock price has continued to decline since Pen's securities were de-listed from the NASDAQ National Market in March of 1999.

In March 2000, because of Pens' inability to clear the default notice, our bank, Finova Capital caused a pre-packaged foreclosure of all of Pens' assets, including the take-over of our largest division, InCirT, which was subsequently sold to ADTI, a subsidiary of Comtel Holdings, Inc. Since that time, Pen has maintained its' fully reporting public status in an attempt to merge with a new asset/company that was looking to go public via a reverse merger.

Additional capital infusions are necessary to help the Company continue its' operations at this time and the investors which purchased the preferred stock in FY99 have been willing to continue some limited funding to assist the Company in its' search for a merger partner or acquisition of new assets. However, there is no guarantee that this will continue for any sustained period. If Pen cannot raise additional capital, Pen may have to seek bankruptcy protection.

In February 2000, Pen sold its' PowerStream division to Lund Engineering or Orem, Utah for cash and notes. Lund took over the assets and debt of PowerStream which paid off its' obligations to Finova, which also owns the note through its' foreclosure actions.

In September 1999, Pen completed the sale of the MotoSat division to a company controlled by James Pendleton, Pen's former Chairman and CEO. The sale did not generate cash proceeds but eliminated monthly operating losses associated with MotoSat. All assets and liabilities of the MotoSat division were transferred to Mr. Pendleton's company in exchange for Mr. Pendleton's agreement to waive any claim to post employment, deferred compensation or retirement benefits. The transfer of the MotoSat division to Mr. Pendleton resulted in a loss to the Company of approximately $68,000.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and supplementary data are included beginning at page A

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers.

The Company's directors and executive officers, and their respective ages and positions with the Company, are set forth below in tabular form. Biographical information on each person is set forth following the tabular information. There are no family relationships between any of the Company's directors or executive officers. The Company's board of directors is currently comprised of three members, each of whom is elected for a term of one year. Executive officers are chosen by and serve at the discretion of the Board of Directors.

      Name                    Age               Position

      Stephen J. Fryer         62               Chairman of the Board, Chief
                                                Executive Officer
                                                And Principal Accounting
                                                Officer

      Milton Haber             76               Director


      Brian Bonar              52               Director

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

      Compliance with Section 16(a) of the Securities Exchange Act of 1934.

      Section 16(a) of the Securities Exchange Act of 1934, and the rules and regulations promulgated thereunder, require the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies thereof. It is our understanding that these reports have been filed on a timely basis.

       ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows the compensation paid by the Company to its current Chairman and Chief Executive Officer, and the Company's other most highly paid executive officer.

      None of the other executive officer's total annual salary and bonus exceeded $100,000 for the years presented.

                           Summary Compensation Table

                               Annual Compensation
      Name and Principal        Fiscal Year       Salary          Bonus

      Stephen J. Fryer          2000             $148,802        $ 4,116
      President & CEO           1999              139,000         17,304
                                1998               96,000         12,000

      Jim Pendleton (1)         1999              139,666              0
      Chairman/CEO              1998              129,000              0

      Mehrdad Mobasseri (1)     1999               96,000         89,282
      President-InCirT          1998               83,999


      Alan Weaver (1)           1999              100,000         30,881
      Vice President            1998              120,000         32,432

o The tables above do not include certain insurance, the use of a car, and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's salary and bonus.

(1) - All resigned in 1999/2000.

                      Option/SAR Grants in Fiscal Year 2000


                      Number of Securities Percent of Total
                                        Underlying Options    Options Granted to    Exercise
                                             Granted         Employees in Fiscal    Price per    Expiration
                Name                                              Year 2000           Share         Date
      ------------------------------- --------------------- --------------------- ------------ --------------
      Stephen J. Fryer                       300,000                   92%            $0.30       March 2003

                                             300,000                   92%             $0.22      June 2003



                    Aggregated Option/SAR Exercises in Fiscal
                   Year 2000 and Fiscal Year End Option Values

                                                                                                    Value of
                                                                              Number of           Unexercised
                                                                              Securities          In-the-Money
                                                                              Underlying       Options at Fiscal
                                                                         Unexercised Options        Year End
                                 Shares Acquired
                                    on Exercise                             Exercisable /        Exercisable /
                                                                             Unexercised          Unexercised
                 Name                                Value Realized
      --------------------------- ---------------- --------------------- -------------------- -------------------
      Stephen J. Fryer                  -0-               None           1,092,500/1,092,500         $0.00


      ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT

      The following table sets forth the number of shares of the Company's common stock beneficially owned as of September 30, 2000, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees and executive officers, as a group, as reported by each such person. Unless otherwise indicated, each stockholder's address is c/o the Company, 1601 Alton Parkway, Irvine, CA. 92606.

                                              Amount and Nature  Amount Issuable on    Percentage of
           Name and Address of Beneficial    of Beneficial Owner     Exercise of    Outstanding Common
                         Owner                                     Options/Warrants         stock
      -------------------------------------- ------------------- ------------------ ------------------

      Directors and Executive Officers
      Stephen J. Fryer                               1,092,500         1,092,500             3.83

      Milton Haber                                     162,222           162,222              .56

      Brian Bonar                                      150,000           150,000              .52

      AMRO International, S.A (1)                    3,905,727         3,905,727             13.7
      Grossmunster Platz 26
      Zurich, Switzerland

      Austost Anstalt Schaan (1)                     1,952,863         1,952,863             6.85
      Landstrasse 163
      Vaduz, Liechenstein

      Balmore Funds, S.A. (1)                        1,952,863         1,952,863             6.85
      Trident Chambers
      Road Town, Tortola
      British Virgin Islands

      RBB Bank AG (1)                                3,168,200         3,168,200             11.1
      Burgring 16
      Graz, Austria


      All Officers and Directors as a Group          1,404,722         1,404,700             4.93
          (3 persons)

(1) In addition to shares issuable on exercise of warrants, consists of shares issuable upon conversion of shares of Series A preferred stock and Series B preferred stock based on a market price equal to $0.34 per share. The terms of the Series A and Series B preferred stock prevent the holders from converting their shares of preferred stock if the conversion would cause the holder to be deemed the beneficial owner of more than 9.9% of Pen's common stock, except with the prior consent of the holder.

      Except as set forth above, the Company knows of no beneficial owner of five percent or more of the Company's Common Stock, and does not know of any arrangement which may at a subsequent date result in a change of control of the Company.

      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes certain transactions, either engaged in within the last two (2) years or, proposed to be engaged in, by the Company and the individuals described.

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

      During FY 99, the Company had sales of $1,719,093 to Imaging Technologies Corporation (Itec), of which $949,328 have been taken over by Finova under terms of its' foreclosure on all assets. The Company discontinued sales to Itec in July of 1999. In November 1999, Mr. Brian Bonar became a director of the Company. Mr. Bonar is the President and CEO of Itec. The Company has explored acquiring certain assets and operations of Itec but no agreements and commitments have been made as of the date of this report.

      Stephen J. Fryer accepted a Directors' position on Itec's Board in March 2000.

      Former officers and board members, James Pendleton and Wayne Wright reached a modified settlement with the Company, per their management and deferred income statements, by each accepting 250,000 warrants, priced at $0.65 per share, and 376,000 shares of common stock in place of monetary payments.

ITEM 13 - Index of Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

(b) Exhibit No.          Description

1.       Underwriter's   Warrant  Agreement   including  Form  of  Underwriter's
         Warrant, incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 33-96444.

3. Articles of Incorporation and By-Laws, incorporated by reference to the Company's Registration Statement filed on Form SB-2, SEC File No. 33-96444

4.1 Certificate of Amendment creating Series A Convertible Preferred Stock as amended, as filed February 10, 1999. See Exhibit to report on Form 8-K filed on February 17, 1999.

4.2 Certificate of Amendment creating Series B Convertible Preferred Stock as amended.

10.4 Form of Warrant between the Registrant and JW Charles Securities, Inc., BMC Bach International Ltd., Gordon Mundy, Louis Centofanti and Heracles Holdings. See Registration Statement filed on Form S-3, SEC File No. 333-60451.

10.5 Form of 1995 Stock Option Plan. See Registration Statement filed on Form SB-2, SEC File No. 33-96444.

10.7 Loan and Security Agreement between FINOVA and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

10.8 Employment Agreement between Stephen J. Fryer and the Company. See Exhibit to Report on Form 10-KSB, dated September 30, 1997.

10.11.1 Finder's Agreement between the Registrant and JW Charles Securities, Inc., dated June 2, 1998. See Registration Statement filed on Form S-3, SEC File No. 333-60451.

10.12 Convertible Preferred Stock and Warrant Purchase Agreement between Pen, RBB Bank AG, Austost Anstalt Schaan, Balmore Funds SA and AMRO International, SA dated as of February 12, 1999. See Exhibits to Report on Form 8-K filed February 17, 1999.

10.13    Amendment   in  Total  and   Complete   Restatement   of  the  Deferred
         Compensation Salary Continuation Plan and Employment Agreement between Pen and James S. Pendleton, dated as of July 23, 1999.

10.14 Amendment in Total and Complete Restatement of the Deferred Compensation Salary Continuation Plan and Employment Agreement between Pen, Wayne R. Wright, and Rent A Profession, dated as of October 1, 1999.

10.15 Change in Pen's Auditors from Grant Thornton LLP to Berg & Associates as of March 7, 2000, and FINOVA's foreclosure action on Pen's assets to recover its' loans to the Company. See Exhibits to Report on Form 8-K filed on March 14, 2000, SEC File No. 1-14072.

10.16 Amended Registration Rights Agreement for registration of Common stock, Form S-B2 filed February 16, 2000. Registration Statement # 333-79631.

10.17 1999 Consulting Services Agreement and Compensation Plan for outside consultants (Incorporated by reference to Form S-8, filed September 3, 1999.

10.18 2000 Consulting Services Agreement and compensation plan for outside consultants. (Incorporated by reference to Form S-8 filed May 17, 200.

27.         Financial data schedule.

                                   Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:   January 16, 2001           PEN INTERCONNECT, INC.



                                        By:_/s/ Stephen J. Fryer
                                                      Stephen J. Fryer
                                                      Chairman, CEO and
                                                      Chief Accounting Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated below.



      Date:  January 16, 2001            By:/s/ Stephen J. Fryer
                                              Stephen J. Fryer
                                              Chairman, CEO and
                                              Chief Accounting Officer

      Date:  January 16, 2001            By:/s/ Brian Bonar
                                              Brian Bonar
                                              Director


      Date:  January 16, 2001            By:/s/ Milton Haber
                                              Milton Haber
                                              Director

                             PEN INTERCONNECT, INC.

                          AUDITED FINANCIAL STATEMENTS

                               For the Years Ended
                           September 30, 2000 and 1999

                             PEN INTERCONNECT, INC.

                          Audited Financial Statements

                 For the Years ended September 30, 2000 and 1999






                                                                            Page


Report of Pohl, McNabola, Berg & Co. LLP, Independent Auditors
         On the September 30, 2000 Financial Statements                   1

Report of Grant Thornton LLP, Independent Auditors
         On the September 30, 1999 Financial Statements                   2


Balance Sheets                                                        3 - 4


Statements of Operations and Retained Earnings                        5 - 6


Statements of Stockholders' Deficit                                       7


Statements of Cash Flows                                             8 - 11


Notes to Financial Statements                                       12 - 44

  Report of Independent Auditors on the September 30, 2000 Financial Statements



Board of Directors
Pen Interconnect, Inc.
Irvine, California

We have audited the accompanying balance sheet of Pen Interconnect, Inc., a Utah Corporation, as of September 30, 2000, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the management of Pen Interconnect, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Pen Interconnect, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, the Company has a stockholders' deficit of $1,977,914 as of September 30, 2000, and its current liabilities exceeded its current assets by $1,977,914. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                /s/Pohl, McNabola, Berg & Company LLP
                                San Francisco, California
                                December 28, 2000

  Report of Independent Auditors on the September 30, 1999 Financial Statements



Board of Directors and Stockholders
Pen Interconnect, Inc.

We have audited the accompanying balance sheet of Pen Interconnect, Inc., (a Utah Corporation), as of September 30, 1999, and the related statements of operations, stockholders' deficit, and cash flows (prior to the restatement for discontinued operations described in Note 11) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen Interconnect, Inc. as of September 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying 1999 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, and, as of September 30,1999, the Company has a stockholders' deficit of
$1,810,128, and its current liabilities exceeded its current assets by $3,197,941 (prior to the restatement for discontinued operations described in Note 11). These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                           /s/ Grant Thornton LLP
                                           Salt Lake City, Utah
                                           December 23, 1999

                             Pen Interconnect, Inc.
                                 Balance Sheets
                           September 30, 2000 and 1999


                                                ASSETS

                                                                      2000                 1999
                                                              --------------------- --------------------
Current assets:
   Cash and cash equivalents                                   $            9,319    $         176,299
   Current maturities of notes receivable                                       -              725,112
   Prepaid expenses                                                             -              103,376
   Assets from discontinued operations                                      9,605            8,523,631
                                                              --------------------- --------------------

       Total Current Assets                                                18,924            9,528,418
                                                              --------------------- --------------------

Property and equipment:
   Computer equipment                                                       1,028                1,028
   Accumulated depreciation                                                  (154)                 (51)
                                                              --------------------- --------------------

       Total property and equipment                                           874                  977
                                                              --------------------- --------------------

          Total assets                                         $           19,798    $       9,529,395
                                                              ===================== ====================

                                   (continued)

                 See accompanying notes to financial statements

                             Pen Interconnect, Inc.
                           Balance Sheets (continued)
                           September 30, 2000 and 1999



                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                            2000                   1999
                                                                    ---------------------- ---------------------
Current Liabilities:
   Line of credit                                                    $                -     $       4,436,562
   Accounts payable                                                             200,752               311,300
   Accrued liabilities                                                          724,647               360,832
   Convertible debentures                                                       150,000                     -
   Notes payable                                                                 56,648               308,189
   Liabilities from discontinued operations                                     864,791             5,922,640
                                                                    ---------------------- ---------------------

       Total current liabilities                                              1,996,838            11,339,523

   Stockholders deficit:
   16% Convertible preferred stock, $0.01 par value,
      authorized 5,000,000 shares
       Series A, issued and outstanding, 130 shares in 2000 and 1800
       shares in 1999                                                                 1                    18
       Series B, issued and outstanding, 926 shares in 2000 and 1000
       shares in 1999                                                                 9                    10
   Common stock, $0.01 par value, authorized 50,000,000
       shares issued and outstanding 27,596,946 shares in
       2000 and 9,638,114 shares in 1999                                        275,969                96,381
   Additional paid in capital                                                19,282,402            17,447,876
   Accumulated deficit                                                      (21,535,421)          (19,354,413)
                                                                    ---------------------- ---------------------

       Total stockholders' deficit                                           (1,977,040)           (1,810,128)
                                                                    ---------------------- ---------------------

       Total liabilities and stockholders' deficit                   $           19,798      $      9,529,395
                                                                    ====================== =====================


                 See accompanying notes to financial statements

                             Pen Interconnect, Inc.
                            Statements of Operations
                 For the Years Ended September 30, 2000 and 1999


                                                                                          2000                    1999
                                                                                 ----------------------- -----------------------

Revenues:
    Net revenues                                                                  $                 -      $                -
    Costs of revenues                                                                               -                       -
                                                                                 ----------------------- -----------------------
                                                                                                    -                       -
                                                                                 ----------------------- -----------------------

Sales and marketing                                                                                 -                  20,628
General and administrative expenses                                                         1,733,596               2,699,526
Depreciation                                                                                      103                 107,275
                                                                                 ----------------------- -----------------------
        Loss from operations                                                                1,733,699               2,827,429

Other expenses
    Interest expense                                                                          358,195                 590,522
    Loss on impairment                                                                        320,500                 724,959
    Loss on lawsuit                                                                           135,300                       -
    Liquidation damage waiver                                                                  86,941                       -
                                                                                 ----------------------- -----------------------
        Loss from continuing operations before income taxes                                 2,634,635               4,142,910

        Income taxes                                                                              900                 601,236
                                                                                 ----------------------- -----------------------
                Loss from continuing operations                                             2,635,535               4,744,146

        Loss from discontinued operations, net of tax of $0
             PowerStream                                                                      269,356               1,735,148
             InCirT                                                                           228,471               3,580,342
             Cable                                                                                  -                 299,720
             MotoSat                                                                                -                  79,938
                                                                                 ----------------------- -----------------------
                                                                                              497,827               5,695,148

        Loss (gain) from disposal of discontinued operations, net of tax of $0
             PowerStream                                                                     (186,643)                      -
             InCirT                                                                           963,027                       -
             Cable                                                                                  -               1,507,059
             MotoSat                                                                                -                  68,438
                                                                                 ----------------------- -----------------------
                                                                                              776,384               1,575,497
                                                                                 ----------------------- -----------------------

                   Total loss from discontinued operations                                  1,274,211               7,270,645
                                                                                 -----------------------    --------------------

                                   (continued)

                 See accompanying notes to financial statements

                             Pen Interconnect, Inc.
                      Statements of Operations (continued)
                 For the Years Ended September 30, 2000 and 1999


                                                                              2000                     1999
                                                                     ------------------------  ----------------------

    Loss before extraordinary item                                               3,909,746              12,014,791

    Gain on extinguishment of debt                                               (2,018,547)                     -
                                                                     ------------------------  ----------------------

    Net loss                                                           $         1,891,199       $      12,014,791
                                                                     ========================  ======================




Net (income) loss per share (Note 1, 17):

    Loss before discontinued items and extraordinary item
        Basic                                                          $               0.14      $             0.67
        Diluted                                                                        0.14                    0.67

    Loss from discontinued items
        Basic                                                                          0.07                    1.02
        Diluted                                                                        0.07                    1.02

    Loss before extraordinary item
        Basic                                                                          0.21                    1.68
        Diluted                                                                        0.21                    1.68

    Gain on extinguishment of debt
        Basic                                                                         (0.11)                      -
        Diluted                                                                       (0.11)                      -

    Net loss per share
        Basic                                                          $               0.10      $             1.82
                                                                     ========================  ======================
        Diluted                                                        $               0.10      $             1.82
                                                                     ========================  ======================

    Weighted average shares used in per share calculation
        Basic                                                                   18,556,461               7,133,344
                                                                     ========================  ======================
        Diluted                                                                 18,556,461               7,133,344
                                                                     ========================  ======================


                 See accompanying notes to financial statements

                             Pen Interconnect, Inc.
                       Statements of Stockholders' Deficit
                 For the Years Ended September 30, 2000 and 1999

                                       Common Stock           Preferred Stock       Additional
                                   Shares         Amount    Shares       Amount       Paid-in      Accumulated         Total
                                                                                      Capital        Deficit
                                ------------------------------------- ------------ -----------------------------------------------
Balance September 30, 1998         5,018,437   $    50,184         -   $        -   $ 10,890,022  $   (7,074,238)  $    3,865,968
                                ------------------------------------- ------------ -----------------------------------------------

Common stock issued upon
   conversion of subordinated
debentures                         2,092,671        20,927         -            -      1,479,073                -       1,500,000

Common stock issued upon
     exercise of warrants            523,750         5,237         -            -        387,561                -         392,798

Common stock issued upon
     exercise of options           1,260,000        12,600         -            -        365,400                -         378,000

Common stock issued as interest
    on subordinated debentures         4,089            41         -            -          7,628                -           7,669

Common stock issued
    for services                     739,167         7,392         -            -        749,095                -         756,487

Issuance of Series A Preferred
stock                                      -             -     1,800           18      1,799,982                -       1,800,000

Issuance of Series B  Preferred
stock                                      -             -     1,000           10        999,990                -       1,000,000

Dividends on Preferred stock               -             -         -            -              -        (265,384)       (265,384)

Stock options granted at below
   the fair market value of the
   stock on the date of the
grant                                      -             -         -            -        769,125                -         769,125

Net loss                                   -             -         -            -              -     (12,014,791)    (12,014,791)
                                ------------------------------------- ------------ -----------------------------------------------

Balance September 30, 1999         9,638,114        96,381     2,800           28     17,447,876     (19,354,413)     (1,810,128)
                                ------------------------------------- ------------ -----------------------------------------------


Conversion of Preferred Stock -
Series B                             411,112         4,111      (74)          (1)        (4,111)                -             (1)

Conversion of Preferred Stock -
Series A                           9,057,654        90,577   (1,670)         (17)       (90,577)                -            (17)

Common stock issued in lieu of
   preferred stock dividend
payable                              349,323         3,493         -            -         61,088                -          64,581

Compensation expense recognized
   on repricing of options and
warrants                                   -             -         -            -        339,822                -         339,822

Conversion of warrants -
Preferred
   Stock Series A into common
stock                                315,000         3,150         -            -         83,792                -          86,942

Exercise of stock options          1,150,000        11,500         -            -        254,941                -         266,441

Exercise of warrants               2,766,668        27,667         -            -        273,451                -         301,118

Common stock issued for services   1,760,193        17,602         -            -        416,372                -         433,974

Conversion of trade payables
and debt
   into common stock               1,061,747        10,617         -            -        250,655                -         261,272

Sale of common stock               1,087,135        10,871         -            -        206,843                -         217,714

Dividends on Preferred Stock               -             -         -            -              -        (289,809)       (289,809)

Stock options granted as
compensation                               -             -         -            -         42,250                -          42,250

Net loss                                   -             -         -            -              -      (1,891,199)     (1,891,199)
                                ------------------------------------- ------------ -----------------------------------------------

Balance September 30, 2000        27,596,946   $   275,969     1,056   $       10   $ 19,282,402  $  (21,535,421)  $  (1,977,040)
                                ===================================== ============ ===============================================


                 See accompanying notes to financial statements

                             Pen Interconnect, Inc.
                            Statements of Cash Flows
                 For the Years Ended September 30, 2000 and 1999

                                                                         2000                   1999
                                                                -----------------------  -------------------

 Increase  (decrease)  in cash and cash  equivalents
 Cash flow  from  operating activities:
      Net loss                                                    $        (1,891,199)    $    (12,014,791)
      Adjustments to reconcile net loss to net cash generated
     by
        (used in) operating activities
       Depreciation and amortization                                          90,514              503,397
       Allowance for bad debts                                                     -            1,782,001
       Allowance for note receivable                                         320,500                    -
       Allowance for obsolete inventory                                            -              (248,689)
       Deferred income taxes                                                       -              601,236
       Amortization of favorable conversion feature on
          subordinated debenture charged to interest expense                       -               98,571
       Common stock issued for services                                      433,974              756,487
       Extinguishment of debt                                              (2,018,547)                  -
       Conversion of warrants                                                 86,941                    -
       Debt conversion to common stock                                       261,272                    -
       Common stock issued for dividends payable                              64,581                    -
       Common stock issued in payment of interest                                  -                7,669
       Stock options issued for services at below the fair
       market
          value of the stock on the date of the grant and
          repricing of options                                               382,071              769,125
      Discontinued operations
       Loss on disposal of property and equipment                                  -               11,425
       Asset impairment charges                                                    -            2,598,894
       Loss (gain) on sale of divisions                                      (186,643)          1,575,497
       Loss on foreclosure of division                                       963,027                    -
     Changes in assets and liabilities
       Trade accounts receivable                                             790,429            (1,960,961)
       Inventories                                                         1,300,987               63,218
       Prepaid expenses and other current assets                               9,171                5,665
       Other assets                                                                -               65,150
       Accounts payable                                                    1,861,945            1,170,432
       Accrued liabilities                                                   (141,401)            191,133
                                                                -----------------------  -------------------

         Net cash flow generated by (used in) operating
            activities                                                     2,327,622            (4,024,541)
                                                                -----------------------  -------------------


                                   (continued)


                 See accompanying notes to financial statements

                             Pen Interconnect, Inc.
                      Statements of Cash Flows (continued)
                 For the Years Ended September 30, 2000 and 1999


                                                                              2000                 1999
                                                                      ---------------------  ------------------
 Cash flow from investing activities:
        Purchase of property, equipment and leaseholds                                 -             (208,712)
        Advances to perFORMplace                                                 320,500                   -
        Issuance of notes receivable                                             (374,567)           (575,112)
        Collection on notes receivable                                                  -               6,287
        Proceeds from sale of divisions                                             75,689           1,075,000
                                                                      ---------------------  ------------------

                 Net cash generated by investing activities                         21,622           297,463
                                                                      ---------------------  ------------------

 Cash flow from financing activities:
    Issuance of preferred stock                                                       (18)          2,800,000
    Proceeds from issuance of common stock                                        217,714                   -
    Proceeds from convertible debenture                                           150,000                   -
    Net change in line of credit                                               (1,840,467)            615,249
    Principal payments on long-term debt obligations                           (1,611,010)           (883,201)
    Proceeds from bridge loans                                                          -             900,000
    Principal payments on bridge loans                                                  -            (900,000)
    Principal payments on capital leases                                                -             (57,246)
    Exercise of warrants                                                          301,117             392,798
    Exercise of stock options                                                     266,440             378,000
                                                                      ---------------------  ------------------
                                                                      ---------------------  ------------------

                 Net cash generated by (used in) financing activities          (2,516,224)          3,245,600
                                                                      ---------------------  ------------------


                Net decrease in cash and cash equivalents                        (166,980)           (481,478)
                                                                      ---------------------  ------------------

                 Cash and cash equivalents at beginning of year                   176,299             657,777
                                                                      ---------------------  ------------------

                 Cash and cash equivalents at end of year              $            9,319     $       176,299
                                                                      =====================  ==================


 Supplementary disclosures of cash flow information
     Cash paid during the year for

         Interest                                                      $          360,296     $       593,374

         Income taxes                                                  $              900     $             -


                                   (continued)


                 See accompanying notes to financial statements

                             Pen Interconnect, Inc.
                      Statements of Cash Flows (continued)
                 For the Years Ended September 30, 2000 and 1999


Non-Cash Investing and Financing Activities

 Favorable Conversion Feature of Subordinated Debentures

The Company recognized charges related to the favorable conversion feature of the subordinated debentures issued during 1999. The favorable conversion feature was recognized as a deferred charge against the subordinated debenture balance with an offset to additional-paid-in capital. The deferred charge is being amortized over a period corresponding to the time restrictions on conversion of the debentures into stock. The amortization of the favorable conversion feature is recognized as interest expense. Recognition of the favorable conversion feature and subsequent amortization has resulted in an increase in interest of $98,571 in 1999. There were no remaining debentures at September 30, 2000.

    Sale of Division

    On January 21, 2000, the Company sold substantially all of the assets and certain liabilities of its PowerStream Division (Note 3, 7) noted as follows:
      Cash                                                                -
      Accounts receivable, net                          $           142,017
      Inventories                                                    74,262
      Prepaid expenses                                                    -
      Note Receivable                                                 9,017
      Property, equipment and leaseholds, net                        69,229
      Accounts Payable                                             (166,661)
      Unearned revenue                                             (216,000)
      Note payable                                                  (14,820)
      Capital leases                                                 (7,998)
                                                       -----------------------
        Net liabilities transferred
                                                                       (110,954)
      Less consideration received
        Note receivable                                                  -
        Cash                                                         75,689
                                                       -----------------------

      Gain on sale of division                         $           (186,643)
                                                       =======================

    Foreclosure of Division

     On March 3, 2000, the Company's InCirT Division was foreclosed and substantially all of the assets and liabilities were turned over to a secured lender (Note 3, 7). The value of the assets and liabilities transferred were as follows:
      Accounts receivable, net                            $         2,038,322
      Inventories                                                   2,875,412
      Notes receivable                                                299,662
      Property, equipment and leaseholds, net                         959,758
      Accounts payable                                             (2,614,032)
      Other debt obligations                                       (2,596,095)
                                                         -----------------------

      Loss on foreclosure of division                     $           963,027
                                                         =======================

                                   (continued)

                 See accompanying notes to financial statements

                             Pen Interconnect, Inc.
                      Statements of Cash Flows (continued)
                 For the Years Ended September 30, 2000 and 1999

Non-Cash Investing and Financing Activities (continued)

     Sale of Divisions

         On January 31, 1999, the Company sold substantially all of the assets and certain liabilities of its Cable Division. Assets and liabilities were as follows:

       Accounts receivable, net                       $          310,467
       Inventories                                               917,760
       Prepaid expenses                                           17,509
       Other assets                                               32,390
       Property, equipment, net                                1,496,459
       Capital leases                                            (42,526)
                                                   -----------------------
       Assets sold, net                                        2,732,059
       Less consideration received
         Note receivable                                         150,000
         Cash                                                  1,075,000
                                                   -----------------------
       Loss on sale of division                       $       (1,507,059)
                                                   =======================


         On September 30, 1999, the Company sold substantially all of the assets and liabilities of its MotoSat Division. Assets and liabilities sold were as follows:

       Accounts receivable, net                     $          180,896
       Inventories                                             206,689
       Notes receivable                                         33,377
       Property, equipment, net                                 33,780
       Accounts Payable                                        (56,507)
       Accrued liabilities                                      (9,145)
       Other debt obligations                                 (320,652)
                                                 -----------------------
       Assets sold, net                                         68,438
       Proceeds received                                             -
                                                 -----------------------
       Loss on sale of division                     $          (68,438)
                                                 =======================

Conversion of debt and trade payables

During fiscal year 2000, debt and trade payables in the amount of $261,272 were converted into 1,061,747 shares of common stock. During fiscal year 1999, convertible debentures in the amount of $1,500,000 were converted into 2,092,671 shares of common stock.

The following is a listing of the non-cash charges to common stock during fiscal year 2000:

Conversion of preferred stock into common stock            $                (18)
Common stock issued in lieu of dividends payable                         64,581
Conversion of warrants-preferred stock into common stock                 86,942
Common stock issued for services                                        433,974

                 See accompanying notes to financial statements

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


1.       Organization and Summary of Significant Accounting Policies

         Organization

         Pen Interconnect, Inc. (the Company) was incorporated on September 30, 1985, in the State of Utah. Through March 3, 2000, the date of foreclosure of its last remaining operating division, the Company was a total interconnection solution provider offering electronic manufacturing services industry (EMSI) manufacturing (circuit board assembly) and custom design and manufacturing of battery chargers, power supplies and uninterrupted power supply (UPS) systems for original equipment manufacturers ("OEMs") in the computer, peripherals, telecommunications, instrumentation, medical and testing equipment industries. Most of the Company's sales consisted of printed circuit boards. The Company's customers included OEMs of computers including mainframes, desktops, notebooks, pens and palmtops, as well as, OEMs of computer peripheral equipment such as modems, memory cards, LAN adapters, cellular phones, faxes and printers. Other customers included OEMs of telecommunications, instrumentation and testing equipment.

         The Company sold three of its operating divisions during the last two years, noted as follows:

                               Division Name                  Date Sold
                         --------------------------    -------------------------
                          Cable Division               January 31, 1999
                          MotoSat                      September 30, 1999
                          PowerStream                  January 21, 2000

         On March 3, 2000 the Company and its secured asset based lender, Finova Capital, entered into a voluntary foreclosure in which all the assets in the Company's last remaining division, InCirT, was transferred to Finova to satisfy the revolving credit and term loans held by the bank.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


1.       Organization and Summary of Significant Accounting Policies (continued)

         Organization (continued)

         During the second quarter of FY2000 the Company announced a change in its strategic direction in disposing of its contract manufacturing operations and seeking new technologies, with specific interest in Internet business-to-business activities. On March 29, 2000, the Company announced the signing of a letter of intent to acquire perFORMplace.com, a privately held Internet provider of electronic business-to-business services to the entertainment industry. On November 11, 2000, perFORMplace.com informed the Company that it had decided not to pursue the merger. The Company is currently pursuing other strategic alternatives.


         Basis of Presentation

         The financial statements include the corporate operations of Pen Interconnect as continuing operations. Operations of Cable, MotoSat, PowerStream and InCirT have been disclosed as discontinued operations in the financial statements for the years ended September 30, 2000 and 1999.


         Cash, Cash Equivalents and Short-Term Investments

         The Company considers cash on hand, cash in banks, certificates of deposits and time deposits with original maturities of three months or less when purchased as cash equivalents. Short-term investments are investments with original maturity greater than ninety days and less than one year.


         Inventories

         Inventories consisted primarily of components and boards, and were valued at the lower of cost or market (first-in, first-out basis). Costs included materials, labor, and overhead.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


1.       Organization and Summary of Significant Accounting Policies (continued)

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

         Property and equipment are depreciated over their estimated useful lives. Leasehold improvements and assets financed under capital leases are amortized over their estimated useful lives or the lease term, whichever is shorter. Depreciation and amortization are calculated using straight-line and accelerated methods over the following estimated useful lives:

                                                                           Years
                                                               -------------
                             Production equipment                       5-6
                             Furniture and fixtures                      10
                             Transportation equipment                    10
                             Leasehold improvements                       5


         Goodwill and Other Intangibles

         The Company capitalized as goodwill the excess acquisition costs over the fair value of net assets acquired, in connection with business acquisitions, which costs were being amortized on a straight-line method over 15 years. The carrying value of goodwill was reviewed periodically based on the undiscounted cash flows of the entities acquired over the remaining amortization period. The Company reduced the carrying value of goodwill by $1,873,935 in 1999 (Note 9).

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


1.       Organization and Summary of Significant Accounting Policies (continued)

         Income Taxes

         The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.


         Stock-Based Compensation

         The Company accounts for its stock-based compensation plan based on Accounting Principles Board ("APB") Opinion No. 25. In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has determined that it will not change to the fair value method and will continue to use APB Opinion No. 25 for measurement and recognition of any expense related to employee stock based transactions.


         Comprehensive Income

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of changes in equity from non-owner sources in the financial statements. The Company does not have any components of comprehensive income in 2000 or 1999.


         Valuation of Long-lived Assets

         The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


1.       Organization and Summary of Significant Accounting Policies (continued)

         Valuation of Long-lived Assets (continued)

         the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.


         Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. Because of the unique aspects of the subordinated debentures and long-term debt, fair values cannot readily be determined.


         Revenue Recognition

         Sales are generally recorded when products are shipped or when services are rendered.


         Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts and notes receivable, inventory obsolescence, estimated lives for fixed assets, impairment of goodwill and intangibles, the liabilities posed by lawsuits and collection of contingent assets. Actual results could differ from these estimates.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


1.       Organization and Summary of Significant Accounting Policies (continued)

         Advertising

         The Company did not incur any significant amount of advertising expenses.


         Earnings (Loss) Per Share

         Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Dividends to preferred shareholders are deducted to arrive at earnings (loss) available to common shareholders.

         Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants.

         All of the Company's  stock options and warrants were excluded from the
         calculation   of  diluted   earnings   per  share   because  they  were
         antidilutive.


         Segment and Geographic Information

         The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders, on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas and major customers. Segment disclosures have been provided for discontinued operations (Note 11).


         Research and Development

         Researh and development costs are expensed as incurred.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


1.       Organization and Summary of Significant Accounting Policies (continued)

         Recent Pronouncements

         In June 1998, the Financial Accounting Standard Board (FASB) issued Statement No. 133, "Accounting for the Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. This statement is effective for fiscal years beginning after June 15, 2000, and has been adopted by the Company for the year ending September 30, 2000. The adoption of this Statement does not have an effect on the Company's revenues and earnings, as the Company currently does not have any derivative instruments.

         In March 2000, the FASB released Interpretation No.44, " Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No.25. The provisions of this Interpretation are effective July 1, 2000, and, except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date.

         Certain events and practices covered in Interpretation No. 44 have different application dates, and events that occur after an application date but prior to July 1, 2000, shall be recognized only on a prospective basis. Accordingly, no adjustment shall be made upon initial application of the Interpretation to financial statements for periods prior to July 1, 2000. Thus, any compensation cost measured upon initial application of this Interpretation that is attributed to periods prior to July 1, 2000 shall not be recognized. The Company has adopted the provisions of this Interpretation starting July 1, 2000. The Company recognized compensation expense of $42,250 during fiscal year 2000 as a result of adopting this Interpretation.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


1.       Organization and Summary of Significant Accounting Policies (continued)

         Reclassifications

         Certain   reclassifications  have  been  made  to  the  1999  financial statements to conform to the 2000 presentation.


2.       Financial Results and Liquidity

         The Company has incurred net losses of $1,891,199 in 2000. In addition, the Company has a stockholders' deficit of $1,977,040 in 2000, and a working capital deficit of $1,977,914 as of September 30, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         During 1999, the Company sold its unprofitable Cable and MotoSat Divisions, and during 2000, the Company sold its PowerStream Division and entered into a voluntary foreclosure of its InCirT Division. The Company's current operations continue to generate operating losses and continue to use rather than provide cash flow. The Company has issued preferred stock, debentures and increased other borrowings to provide working capital to help meet current obligations. The Company still currently does not generate enough cash to fund operations and service its debt requirements.

         The Company plans to seek a strategic merger with another operating company, and its efforts are focused primarily on sale or merger opportunities.

         While the Company continues to seek additional equity capital, there can be no assurance that the Company will be successful in accomplishing its objectives. Without an infusion of additional capital, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


3.       Disposition of Operating Divisions

         Cable Division

         Effective January 31, 1999, the Company sold substantially all of the assets and certain of the liabilities of its Cable Division to Cables To Go, Inc (CTG). Net assets of $2,732,059 were sold for $1,075,000 in cash and a royalty payment contingent upon the future revenues of the Cable Division. $150,000 of the royalty payment was guaranteed and has been recorded by the Company as a note receivable from CTG. CTG agreed to use and compensate the Company for an additional $558,747 of the net assets contingent upon certain operating needs. The Company originally recorded a loss of $948,312 upon disposition of the Cable Division, but has adjusted the loss to $1,507,059 based on its present determination that CTG will not use or compensate the Company for the additional $558,747 of net assets.

         The note receivable of $150,000 and the royalties due to the Company from the sale of the Cable Division were assigned by the Board to the Company's founder and former Board Chairman in order to compensate him for the termination of his management contract and deferred compensation agreement when he agreed to step aside from the management of the Company. This agreement was reached in December 1999 as part of an overall settlement agreement of claims.


         MotoSat Division

         Effective September 30, 1999, the Company sold substantially all of the assets and liabilities of its MotoSat Division to James Pendleton, the Company's former CEO and Chairman. The net assets of $68,438 were sold in exchange for Mr. Pendleton's agreement to waive any claim to post-employment, deferred compensation, or retirement benefits. The Company recognized a loss of $68,438 upon disposition of the MotoSat Division.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


3.       Disposition of Operating Divisions (continued)

         PowerStream Division

         Effective January 21, 2000, the Company sold substantially all of the assets and liabilities of its PowerStream Division to Lund Instrument Engineering, Inc. The net liabilities of ($110,954) were sold for cash of $75,689 plus royalties ranging from 8% to 16% of the gross profits generated by the sale of certain products for a period of three years subsequent to the sale subject to certain adjustments. The Company recognized a gain of $186,643 upon the disposition of the PowerStream Division. Cash proceeds were used to pay down a note due to a secured lender.


         InCirT Division

         The Company had been operating under a default notice with its asset-based lender, Finova Capital, since September 1999, when the Company began seeking buyers for its two remaining divisions PowerStream and InCirT. In February 2000, a Letter of Intent to sell the InCirT Division to another contract manufacturer was terminated. The Company solicited a competitor to purchase most of the assets and to negotiate a supplier agreement with the Company's largest account as part of a voluntary foreclosure of all the remaining assets of the division, for which Finova had a perfected security interest. The Company recognized a loss of $963,027 upon the foreclosure of the InCirT Division.


4.       Concentrations

         Financial instruments that potentially subject the Company to concentration of credit risk include cash deposits in excess of FDIC limits and short-term investments. The Company restricts investment of cash balances to financial institutions with high credit standing.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


5.       Notes Receivable

         There were no notes receivable as of September 30, 2000. Notes receivable as of September 30, 1999, consist of the following and are all included in Assets from Discontinued Operations:

                                                                                      1999
                                                                                -------------------
                                                                                --- ---------------
               8% note receivable due on June 30, 2000 with monthly
               interest-only payments; unsecured                                 $        552,612

               Note receivable from a company, due in monthly payments as determined by a royalty agreement; secured by a royalty
               agreement                                                                  150,000

               Note receivable due on demand following the registration of certain shares of the Company's stock; unsecured
                                                                                           22,500
                                                                                --- ---------------
                                                                                --- ---------------

                                                                                          725,112

               Less current maturities                                                   (575,112)
                                                                                --- ---------------
                                                                                    ---------------
                                                                                 $        150,000
                                                                                === ===============


6.       Inventory

           Inventory for the period ended September 30, 1999, which is included in Assets from Discontinued Operations, consisted of the following:

                          Raw material                          $        3,253,574
                          Work-in-process                                1,507,108
                          Finished goods                                    59,315
                                                                -- ------------------
                                                                -- ------------------

                                                                         4,819,997

                           Less allowance for obsolete
                          inventory                                       (569,336)
                                                                -- ------------------
                                                                -- ------------------

                                                                $        4,250,661
                                                                == ==================

           There is no inventory as of September 30, 2000.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999



7.       Foreclosure

         The Company entered into a financing agreement with a bank for $6,300,000. The agreement consisted of a $5,000,000 revolving credit line and two term loans for $800,000 and $500,000. Under the loan agreements for these loans, the Company was required to meet certain financial ratios and specific minimum levels of earnings and net worth. The loan agreements also restricted employee advances, capital expenditures, compensation, and additional indebtedness; and restricted the payment of dividends. The Company had borrowed $4,436,562 under the line of credit at September 30, 1999. At times, including at September 30, 1999, the Company had been in violation of certain of the covenants of this credit facility. The Company operated under a forbearance agreement during all of fiscal 1999.

         As of September 30, 1999, the Company had not received a waiver from the lender and all obligations under this credit facility were payable on demand of the lender and were classified as current liabilities in the balance sheet. Subsequent to September 30, 1999, the lender declared the loan agreement in default.

         The Company continued operating under a default notice with its lender and began seeking buyers for its two remaining divisions PowerStream and InCirT. The Company solicited a competitor to purchase most of the assets and to negotiate a supplier agreement with the Company's largest account as part of a voluntary foreclosure of all the remaining assets of the InCirT Division of the Company, for which its Lender had a perfected security interest. The Company's September 30, 2000 balance sheet reflects the transfer of all collateral assets to its Lender, and the Company has recognized an offset of the bank's line of credit balance and term loans owed by the Company. The Company recorded a loss on transfer of assets of $963,027.

         The bank line of credit has a remaining balance due of approximately $1,400,000 that is not recorded in the financial statements, and remaining estimated assets to collect of approximately $2,400,000, which are also not recorded in the financial statements. The Company is currently negotiating an agreement with the lender, which it expects will result in complete satisfaction of all the loans with the lender in exchange for the assets the lender currently has in its possession. The draft agreement also includes the repricing of certain warrants that the Company has issued to the lender and the issuance of a certain number of additional warrants to the lender.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


8.       Note Payable and Convertible Debenture

         Long-term obligations consist of the following:

                                                                            2000                   1999
                                                                     -------------------    -------------------
      Non-interest-bearing note, payable in 12 monthly
      installments of $74,509, collateralized by inventory
                                                                     $                -     $          844,104

      Non-interest-bearing note, payable in 12 monthly
      installments of $51,280, collateralized by inventory
                                                                                      -                415,366

      10.32% note to a financial institution, payable in 48 monthly installments of $10,417 plus interest,  due on demand,  collateralized by substantially all of the Company's  property and  equipment  and personal  guarantees of certain officers of the Company
                                                                                      -                214,579

      7.50% note, due on demand                                                  56,648                 13,617

      Non-interest-bearing note, due in October 1999                                  -                100,000

      10.16% note to a financial institution, payable in 48 monthly installments of $16,667 plus interest,  due on demand,  collateralized by substantially all of the Company's
      property and equipment                                                          -                 79,992

      Non-interest-bearing note to a parts vendor                                     -                 11,720

      11.25% note to a financial institution, past due                                -                  3,100

      7% convertible debenture, interest only, due August 2001
                                                                                150,000                      -
                                                                     --- ---------------    --- ---------------

                                                                                206,648              1,682,478

      Less current maturities                                                 (206,648)            (1,682,478)
                                                                     --- ---------------    --- ---------------

      Total Long Term Debt                                           $                -     $                -
                                                                     === ===============    === ===============


                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


8.       Note Payable and Convertible Debenture (continued)

         In August 2000, the Company entered into a convertible debenture agreement for $600,000 in exchange for 4,000,000 shares of the Company's common stock. This agreement consists of three installments:
         $150,000 upon the signing of the agreement; $150,000 upon the submittal of the registration documents; and $300,000 upon the completion of the registration of the debenture. The first installment was received prior to September 30, 2000. The convertible debenture has an interest rate of 7% per annum. The Company is currently preparing the necessary documents to register the debenture. The debenture is convertible into common stock at the lesser of $0.15 per share or 70% of the market price on the conversion date.


9.       Long-Lived Assets

         On an ongoing basis, management reviews the valuation of long-lived assets, including intangible assets, to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. Based upon operating losses from certain divisions, continued cash flow problems and managements decision to negotiate the sale of other divisions, the Company reduced the carrying costs of certain of its long-lived assets by $2,598,894 in 1999. During 2000, the Company reserved the advances it made to perFORMplace.com, which amounted to $320,500. These adjustments are made in order to better reflect management's current expectations for the realization of these assets.

         The following is a summary of the assets charged-off to impairment for the years ended September 30:

                                          2000                    1999
                                    -----------------    --- ---------------

               Goodwill              $             -      $       1,873,935
               Notes receivable              320,500                724,959
                                    --- -------------    --- ---------------

                                     $       320,500      $       2,598,894
                                    === =============    === ===============

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


10.      Operating Leases

         The Company rents office and warehouse space on a monthly basis. There are no long-term lease commitments.


11.      Discontinued Operations

         With the sale of its Cable and MotoSat Divisions during 1999 and the sale of the PowerStream Division and the foreclosure of its InCirT Division in 2000 (See Footnotes 3 and 7), all of the operating divisions of the Company have been classified as discontinued operations.

         Following is a summary of the operating activity and the discontinued assets and liabilities of these operations:

                                                      2000                     1999
                                               --------------------    ----------------------
               Revenues:
               InCirT Division                   $       6,674,900       $        15,516,431
               Cable Division                                    -                 1,052,538
               Other divisions                              50,489                 1,082,869
                                               ---- ---------------    ---- -----------------
                                                 $       6,725,389       $        17,651,838
                                               ==== ===============    ==== =================

               Gross Profit:
               InCirT Division                   $       1,160,301       $           936,420
               Cable Division                                    -                     7,888
               Other divisions                              17,818                    39,240
                                               ---- ---------------    ---- -----------------
                                                 $       1,178,119       $           983,548
                                               ==== ===============    ==== =================


               Identifiable Assets:
               InCirT Division                   $           9,605       $         8,137,540
               Cable Division                                    -                         -
               Other divisions                                   -                   386,091
                                               ---- ---------------    ---- -----------------

                                                 $           9,605       $         8,523,631
                                               ==== ===============    ==== =================

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


11.      Discontinued Operations (continued)

                                                      2000                     1999
                                               --------------------    ---------------------
               Identifiable Liabilities:
               InCirT Division                 $         (864,791)     $        (5,398,446)
               Cable Division                                   -                       -
               Other divisions                                  -                 (524,194)
                                               --- ----------------    --- -----------------

                                               $         (864,791)     $        (5,922,640)
                                               === ================    === =================


         The assets and liabilities from discontinued operations are noted as follows:


                                                                          2000                 1999
                                                                     ----------------    ------------------
   Assets from Discontinued Operations
        Cash                                                         $             -     $             914
        Accounts Receivable                                                        -             2,717,583
        Inventory                                                                  -             4,191,346
        Other Assets                                                               -                59,315
        Prepaid Expenses                                                       9,605                18,587
        Property, Plant & Equipment, Net                                           -             1,535,886
                                                                     ---- -----------    --- --------------

           Total Assets from Discontinued Operations                 $         9,605     $       8,523,631
                                                                     ==== ===========    === ==============


   Liabilities from Discontinued Operations
        Accounts Payable                                             $       864,791     $       3,650,111
        Employee Payable                                                           -                55,198
        Lease Liability                                                            -                 8,754
        Accrued Liabilities                                                        -               205,232
        Notes Payable                                                              -             1,787,345
        Unearned Revenue                                                           -               216,000
                                                                     ---- -----------    --- --------------

           Total Liabilities from Discontinued Operations            $       864,791     $       5,922,640
                                                                     ==== ===========    === ==============

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


12.      Related Party Transactions During Fiscal Year 2000

         Stephen J. Fryer, Chairman, CEO, President and Chief Accounting Officer received options for 300,000 shares in March 2000 and another 300,000 shares in June 2000.

         Milton Haber and Brian Bonar, both Directors of the Company, received 100,000 warrants each in March 2000 for their continued service as members of the board of directors.

         Brian Bonar has been a Director of the Company since January 2000 and is also Chairman of the Board at Itec. As of the foreclosure date, Itec owed the Company $850,000 for services performed by InCirT.

         Stephen J. Fryer accepted a Directors' position on Itec's Board in March 2000.

         Former officers and board members, James Pendleton and Wayne Wright reached a modified settlement with the Company, per their management and deferred income contracts, by each accepting 250,000 warrants, priced at $0.65 per share and 376,000 shares of common stock in place of monetary payments.


13.      Stockholders' Equity

         Preferred Stock Dividends in Arrears Deferred

         Payments of annual dividends for 2000 and 1999 were deferred by the Company's Board of Directors on the outstanding preferred stock because of losses sustained by the Company. As of September 30, 2000, preferred dividends in arrears amounted to $555,193 on the Preferred Stock Series A and B.


         Conversion of Convertible Preferred Stock - Series A

         In 2000, the Company converted 1,670 shares of Preferred Stock Series A into 9,057,654 shares of common stock, and the Company converted $64,581 of dividends payable on these shares of Preferred Stock into 349,323 shares of common stock.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


13.      Stockholders' Equity (continued)

         Conversion of Convertible Preferred Stock - Series B

         In 2000, the Company converted 74 shares of Preferred Stock Series B into 411,112 shares of common stock.


         Conversion of Preferred Stock - Series A Warrants

         In 2000, the Company converted warrants to purchase shares of Preferred Stock Series A into 315,000 shares of common stock in a cashless exercise, and the Company recorded an expense of $86,942 based on the fair value of the common stock on the date of conversion.


         Common Stock Reserved for Future Issuance

         At September 30, 2000, the Company has reserved 270,000 shares of its authorized but unissued common stock for possible future issuances for ISOs in connection with its Stock Option Plan.


         Repricing of Stock Options

         In order to continue to attract and retain employees, the Board of Directors authorized the repricing of options and warrants to purchase shares of common stock effective March 2000, to the then fair market value of $0.30 per share. All repriced options maintained the same expiration terms. Approximately 1,240,000 options and warrants were repriced under this program. The repricing included members of the Board of Directors and executive officers.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


13.      Stockholders' Equity (continued)

         Grant of Equity Interest in Full Settlement of Trade Payable and Troubled Debt

         Due to significant cash flow problems, in April 2000 the Company commenced on a program to reach agreements with its vendors to grant shares of its common stock to the vendors in full settlement of the amounts due the vendors. At the date of issuance of the shares, the amounts due vendors exceeded the fair market value of the common stock issued by $2,018,547, which is classified in the statement of operations as an extraordinary gain due to the extingushment of debt. As of September 30, 2000, the Company has issued 1,061,747 shares of its common stock under this program.


14.      Preferred Stock and Convertible Debenture

         Preferred Stock

         The Company issued two series of Preferred Stock. Series A was issued in February 1999 consisting of 1,800 shares, par value $0.01 per share, for $1,000 per share. Series B was issued in March 1999 at the same price but only 1,000 shares were issued. Part of the funds raised from the issuance of this stock were used to repay the bridge loans made earlier in the fiscal year. After repayment of the bridge loans and paying $238,500 in fees and expenses, the net cash raised by the Company for operations was $1,665,500. Both series of Preferred Stock carry a 16 percent dividend rate, which is paid quarterly, and have a liquidation value of $1,000 per share.

         Both issuances of Preferred Stock are convertible into shares of the Company's Common Stock. Each share of Series A Preferred Stock is convertible into an amount of shares of the Company's Common Stock equal to $1,000 divided by the average of the two lowest closing bid prices for the Company's Common Stock during the period of 22 consecutive trading days ending with the last trading day before the date of conversion, after discounting that market price by 15 percent (the "Conversion Price"). During the first six months, the Board of Directors approved a reduction of the maximum Conversion Price for the Series A Preferred Stock and Series B Preferred Stock to $.53 from $1.17 and $.79 per share respectively. The reduction was granted to obtain a waiver in relation to the

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


14.      Preferred Stock and Convertible Debenture (continued)

         Preferred Stock (continued)

         sale of a major asset - InCirT Technologies division. The shares of Series B Preferred Stock are convertible into Common Stock at the same Conversion Price as the Series A Preferred Stock. Warrants to acquire 335,453 shares of Common Stock at conversion prices ranging from $0.86 to $1.434 per share were also issued to the purchasers of the Series A and Series B Preferred Stock. The Warrants expire three years from the date the Preferred Stock and Warrants were initially issued.


         Convertible Debentures

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

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


14.      Preferred Stock and Convertible Debentures (continued)

         Convertible Debentures (continued)

         As of September 30, 1998, the Company had issued all $2,500,000 of these convertible Debentures and $1,000,000 had been converted to 689,332 shares of common stock. As of September 30, 1999, the remaining $1,500,000 of convertible Debentures had been converted into 2,092,671 shares of common stock.

         Because of the favorable conversion feature of the Debentures, the Company has recognized interest expense relating to the price below market at which the Debentures can be converted into common shares of stock. The interest is initially set up as a deferred charge against the subordinated debenture balance with an offset to additional paid-in capital. The deferred interest is amortized over a period corresponding to time restrictions as to when the Debentures can be converted into stock. The resulting charge to interest expense increases the effective interest rate of the Debentures. Deferred interest expense of $250,032 was recorded on the $1,000,000 in Debenture issue relative to the favorable conversion feature and was amortized over four months and charged to interest expense. Amortization of the $250,032 deferred charge totaled $98,571 in fiscal 1999 ($151,461 in fiscal 1998). This interest, along with the stated 3 percent interest rate in the Debentures, results in an inherent interest rate of 31 percent.

         In connection with the $1,500,000 Debenture issue, the Company recorded $389,591 of deferred interest expense related to the beneficial conversion feature. The entire deferred charge was amortized and charged to interest expense as of September 30, 1998. This interest when added to the stated 3 percent interest rate of the Debenture results in an inherent interest rate of 28 percent.


15.      Stock Options and Warrants

         The Company has a Stock Option Plan (the Plan). The Plan provides for the granting of both Incentive Stock Options (ISOs) and Non-qualified Stock Options (NSOs) to purchase shares of common stock. ISOs are granted at not less than market value on the date of grant, whereas NSOs may be granted at not less than 85 percent of the market value on the date of the grant. Options may be granted

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


15.      Stock Options and Warrants (continued)

         under the Plan to all officers, directors, and employees of the Company. In addition, NSOs may be granted to other parties who perform services for the Company. The Board of Directors has also granted management the authority to issue non-statutory stock options and/or warrants to employees and consultants of the Company.

         As of September 30, 2000 and 1999, the Company granted to its employees and other eligible participants options and warrants exercisable for the Company's common stock and preferred stock. Options and warrants to purchase shares of its common stock are usually granted at the prices equal to the current fair market value of the Company's common stock as of the date of grant.

         Under the Plan, no option may be exercised after the expiration date of ten years from the date of grant. As of September 30, 2000, there are two types of convertible securities (NSOs and Warrants) outstanding.

         NSOs may be granted to any eligible participant as determined by the management of the Company.

         Stock options and warrants issued as of September 30, 2000 and 1999, are summarized as follows:

                                                      2000                              1999
                                         -------------------------------    ------------------------------
                                                              Average                           Average
                                                             Exercise                          Exercise
                                             Shares            Price           Shares            Price
                                         ---------------    --- --------    --------------    --- --------
   Outstanding at beginning of year         11,086,667       $     2.45        8,070,000       $     3.88
   Granted                                   2,464,655             0.36        6,131,667             0.56
   Exercised                                (4,231,668)            0.16       (1,783,750)            0.43
   Forfeited/Cancelled                        (810,000)            2.45       (1,331,250)            1.52
                                         ---------------                    --------------

   Outstanding at end of year                8,509,654       $     3.28       11,086,667       $     2.45
                                         ===============    === ========    ==============    === ========

   Exercisable at end of year                8,502,154       $     3.28       10,791,767       $     2.49
                                         ===============    === ========    ==============    === ========

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


15.      Stock Options and Warrants (continued)

         The non-statutory stock options and warrants are for periods of two to five years. All options and warrants to purchase shares were fully vested as of September 30, 2000.

         Under APB-25, the cost of compensation is measured by the excess of the fair market value of the stock over the option exercise price on the measurement date. This is referred to as the intrinsic value method. Accordingly, the Company recorded compensation expense of $339,822 and $769,125 for options and warrants granted below the fair market value of the stock on the date of grant for the years ended September 30, 2000 and 1999.

         The following table summarizes information about options and warrants outstanding at September 30, 2000:

                                                                         Weighted
                                                     Weighted            Average               Number
                                                     Average            Remaining        Exercisable as of
                                   Number         Exercise Price       Contractual       September 30, 2000
          Exercise Prices       Outstanding         per Share          Life (Years)
        --------------------    -------------    -----------------    ---------------    -------------------
           $     0.01 -0.20        2,074,201     $           0.06               0.65              2,074,201
                 0.21 -0.30        2,067,500                 0.30               4.27              2,060,000
                0.31 - 1.00          921,953                 0.86               3.69                921,953
                1.01 - 2.00          585,000                 1.85               4.96                585,000
                2.01 - 3.00           11,000                 2.71               1.13                 11,000
                3.01 - 6.50        2,850,000                 6.50               0.09              2,850,000
                                -------------                                            -------------------
                                   8,509,654                                                      8,502,154
                                =============                                            ===================

         The exercise periods for the options range from immediate to four years from the date of the grant and have various vesting requirements.

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock options and warrants granted to employees or to members of the Company's Board of Directors. The Company applies provisions of SFAS No. 123 for options and warrants granted to third parties. Accordingly, compensation cost has been recognized for its stock options and warrants granted to outside third parties.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


15.      Stock Options and Warrants (continued)

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the years ended September 30:

                                                      2000                    1999
                                               --------------------    -------------------
                    Net Loss:
                          As reported           $      (1,891,199)     $     (12,014,792)
                          Pro forma             $      (1,966,130)     $     (13,175,657)

                    Basic and diluted loss per common share:
                          As reported:
                              Basic             $           (0.10)     $           (1.82)
                              Diluted           $           (0.10)     $           (1.82)
                          Pro forma:
                              Basic             $           (0.11)     $           (1.99)
                              Diluted           $           (0.11)     $           (1.99)

         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.6%, and expected life of 2 to 5 years; 1999: dividend yield of 0%; expected volatility of 132%; risk-free interest rate of 5.5%, and expected life equal to the actual life for the period. The weighted-average fair value of options and warrants granted was $0.27 and $0.33 for 2000 and 1999, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


16.      Earnings (Loss) Per Share

         Fully diluted loss per share, both net loss and shares outstanding have been adjusted for warrants and options outstanding.

         Per share data is based on the weighted average number of the Company's common shares and common share equivalents. The number of common shares and common share equivalents used in the loss per share calculation are as follows:

                                                           2000                  1999
                                                     ------------------    ------------------
                Common stock
                     Average number of shares
                     Outstanding                            18,556,461             7,133,344

                Dilutive securities:
                Preferred stock, Series A and B
                     average number of shares
                     outstanding                                     -                     -

                Convertible debenture                                -                     -

                Common stock equivalents
                     due to assumed exercise
                     of options and warrants                         -                     -
                                                     --- --------------    -- ---------------

                Total shares - diluted                      18,556,461             7,133,344
                                                     === ==============    == ===============

         The following data shows the amounts used in computing net loss per common share, including the effect on net loss for preferred stock dividends and a beneficial conversion feature associated with preferred stock. For 1999, net loss applicable to common stock includes a non-cash imputed dividend to the preferred stockholders related to the beneficial conversion feature on the Series A and Series B preferred stock. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and Series B preferred stock can be converted and the value assigned to the Series A and Series B preferred stock in the private placement. The imputed dividend is a one-time, non-cash charge against the net loss per common share.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


16.      Earnings (Loss) Per Share (continued)

                                                              2000                      1999
                                                       -------------------    -------------------------

        Net loss                                       $      (1,891,199)     $           (12,014,791)

        Dividends on preferred stock                            (289,809)                    (265,384)

        Imputed dividends from beneficial
        conversion feature                                              -                    (722,832)
                                                       -- ----------------    -- ----------------------

        Loss applicable to common stock                $      (2,181,008)     $           (13,003,007)
                                                       == ================    == ======================


         For the years ended September 30, 2000 and 1999, all of the options and warrants that were outstanding were omitted from the computation of diluted EPS since including them would have been anti-dilutive.


17.      Income Taxes

         Income tax expense (benefit) from continuing operations consists of the following:

                                               2000                1999
                                          --------------    ------------------

                          Current
                               Federal     $          -      $              -
                               State                900                     -
                                          -- -----------    --- --------------

                                                    900                     -


                          Deferred
                               Federal                -               518,265
                               State                  -                82,971
                                          -- -----------    --- --------------

                                                      -               601,236
                                          -- -----------    --- --------------

                                           $        900      $        601,236
                                          == ===========    === ==============

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


17.      Income Taxes (continued)

         Reconciliation of income taxes (benefit) computed at the federal statutory rate of 34 percent is as follows:

                                                                2000                   1999
                                                          ------------------    --------------------
             Federal income taxes (benefit) at
             statutory rate                               $       (568,743)     $       (3,880,608)
             State income taxes  (benefit), net of
             federal tax benefit                                  (147,873)               (537,932)
             Permanent differences                                       -                   4,842
             Increase in valuation allowance                       717,516               5,014,934
                                                          --- --------------    --- ----------------

             Income taxes                                 $            900      $          601,236
                                                          === ==============    === ================



         Deferred tax assets and liabilities consist of the following:

                                                               2000                    1999
                                                        --------------------    --------------------
        Deferred tax assets (liabilities)
               Depreciation and amortization            $                -      $          763,404
               Net operating loss                                7,954,332               5,619,324
               Reserve for inventory
                  obsolescence                                           -                 220,442
               Allowance for doubtful accounts                           -                 732,014
               Impairment of note receivable                       137,302                       -
               Reserve for vacation                                      -                  38,934
                                                        --- ----------------    --- ----------------

               Deferred tax asset                                8,091,634               7,374,118

               Valuation allowance                              (8,091,634)             (7,374,118)
                                                        --- ----------------    --- ----------------

               Net deferred tax asset                   $                -      $                 -
                                                        === ================    === ================

                                       38

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


17.      Income Taxes (continued)

         The Company sustained net operating losses in each of the periods presented. For 2000 and 1999, there were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be fully established. A valuation allowance of $8,091,634 has been recorded in 2000 ($7,374,118 in 1999) to reduce the net deferred tax assets to their estimated net realizable value.

         As  of  September  30,  2000,   the  Company  had  net  operating  loss
         carryforwards for tax reporting purposes of approximately $16,175,000 expiring in various years through 2020.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


18.      Summarized Quarterly Information (Unaudited)

         Following is a summary of quarterly results of operations for the years ended September 30, 2000 and 1999. These amounts have been restated for discontinued operations:

                                                           Three months ended
                              ------------------------------------------------------------------------------
Fiscal 2000                       Dec 31              March 31             June 30             Sept 30
-----------
                              ----------------    -----------------    ----------------    -----------------
Net Sales                     $            -      $             -      $            -      $             -
Gross Profit (loss)                        -                    -                   -                    -
Operating loss from
 continuing operations              (206,160)            (780,492)           (709,435)            (939,448)
Loss from discontinued
  operations                        (324,069)            (881,263)           (144,053)              851,558
                              -- -------------    -- --------------    -- -------------    -- --------------
Net loss                      $     (530,229)     $    (1,661,755)     $     (853,488)     $       (87,890)
                              == =============    == ==============    == =============    == ==============
Loss per share from
  continuing operations
  - basic and diluted         $         (.02)     $          (.06)     $         (.04)     $       (0.0221)

Gain (Loss) per share from
discontinued operations -
basic and diluted
                              $         (.03)     $          (.06)     $             -     $         0.0213

Gain per share from
extraordinary item - basic
and diluted                   $             -     $              -     $             -     $         0.1088



Fiscal 1999                       Dec 31              March 31             June 30             Sept 30
-----------
                              ----------------    -----------------    ----------------    -----------------
Net Sales                     $            -      $            -       $           -       $            -
Gross Profit (loss)                        -                   -                   -                    -
Operating loss from
 continuing operations              (327,333)          (1,065,218)           (396,880)          (1,521,395)
Loss from discontinued
  operations                         (917,902          (1,333,308)           (319,355)          (6,133,400)
                              -- -------------    -- --------------    -- -------------    -- --------------
Net loss                      $   (1,245,235)     $    (2,398,526)     $     (716,235)     $    (7,654,795)
                              == =============    == ==============    == =============    == ==============
Loss per share from
  continuing operations
   - basic and diluted        $         (.06)     $          (.22)     $         (.10)     $          (.19)
Loss per share from
  discontinued operations
  - basic and diluted         $         (.16)     $          (.24)     $         (.09)     $          (.76)

                                       40

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


18.      Summarized Quarterly Information (Unaudited) (continued)

         The fiscal 2000 amounts include certain significant fourth quarter adjustments including asset impairment charges of $320,500, and an increase to the estimate of expense related to claims and litigation of $135,300.

         The fiscal 1999 amounts  include  certain  significant  fourth  quarter adjustments including asset impairment charges of $1,873,935, an increase to the allowance for doubtful accounts of $1,434,693, expense related to the issuance of certain stock options of $769,125, additional loss on sale of divisions of $558,747, an increase to the allowance for obsolete inventory of $496,371, a write-down of inventory based on resetting standard costs of $251,981, and income tax expense relating to an increase in the deferred tax asset valuation allowance of $217,740.


19.      Commitments and Contingencies

         Employment Agreement

         The Company has entered into an agreement with the CEO of the Company, which provides for an annual salary, noted as follows:

              Year ending September 30,
                         2001                    $       $151,839
                         2002                             151,839
                      Thereafter                                -
                                               ---- --------------

                                                 $       $303,678

         The employment agreement provides for an automobile allowance.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


19.      Commitments and Contingencies (continued)

         Litigation

         From time to time, the Company is engaged in various lawsuits or disputes as plaintiff or defendant arising in the normal course of business.

         During the year ended September 30, 2000 the following lawsuits were filed against the Company:

1) On October 28, 1999 Color Savvy Systems, Ltd. filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000, Color Savvy obtained a judgment against the Company for $165,750;

2) On February 15, 2000, Amistar Corporation filed suit against the Company to recover $95,733 in uncontested past due vendor obligations. On April 18, 2000, Amistar executed "Acceptance of Proposal to Accept Exchange of Debt for Capital Stock of Pen Interconnect, Inc." However, this dismissal is yet to be filed with the court;

3) On March 21, 2000 Interworks Computer Products, Inc., filed suit to recover $35,771 in past due uncontested vendor obligations;

4) In July 2000 Force Electronics filed suit to recover $68,816 in past due uncontested vendor obligations. On September 15, 2000, a Writ of Attachment was granted by the Court in the amount of $68,816;

5) Control Design Supply/Nedco filed suit to recover $6,788 in past due uncontested vendor obligations;

6) On March 20, 2000 DHL Airways, Inc. obtained a judgment in the amount of $3,868 for past due uncontested vendor obligations.

         On November 15, 2000 Alan L. Weaver, former CEO of Pen Interconnect, Inc., obtained a judgment against the Company in the amount of $135,300 for breach of a settlement agreement relative to Mr. Weaver's employment agreement with the Company. The Company has reserved $135,300 as a contingent liability as of September 30, 2000 for this agreement.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


20.      Subsequent Events

         In April 2000, the Company signed a Letter of Intent with perFORMplace.com for a reverse merger, which would give perFORMplace 82.5% of the stock in the Company in exchange for all of the shares of perFORMplace. PerFORMplace would take over the operation of the Company and bring their assets and business operations, which are in the entertainment services arena, into the Company. perFORMplace terminated this agreement on November 8, 2000. As of that date, the Company had advanced $383,000 to perFORMplace, who has subsequently signed a promissory note back to the Company for repayment of such funds with interest over the next two years.

         The Company signed a definitive agreement on December 18, 2000 with Itec. The Company will acquire for stock two subsidiaries of Itec, EduAdvantage and Deal Seekers. The transaction requires that the Company issue approximately 84,000,000 common shares for the acquisition. This merger is subject to shareholder ratification and will require an increase in the number of authorized shares.


         Warrants and Non-Statutory Stock Options

         During the period October 1, 2000, to December 28, 2000, the Company issued warrants and non-statutory stock options to its employees and third parties allowing them to purchase up to 6,324,201 shares of common stock. The exercise price of the warrants and stock options issued range from $0.025 to $0.05 per share.


         Repricing of Stock Options

         In order to continue to attract and retain employees, the Board of Directors authorized the repricing of certain options and warrants to purchase shares of common stock effective November 2000 to the then fair market value of $0.04 or $0.05 per share. All repriced options maintained the same expiration terms. Approximately 1,132,000 options and warrants were repriced under this program. The repricing included members of the Board of Directors and executive officers.

                             Pen Interconnect, Inc.
                          Notes to Financial Statements
                           September 30, 2000 and 1999


20.      Subsequent Events (continued)

         Additional Financing

         An agreement was reached to provide a $5,000,000 equity credit line to the Company. This credit line is contingent upon the registration of a minimum of 10,000,000 shares of Company stock that can be used as a put against future financings. The registration of these shares is contingent on the filing of the 10-K for 2000.