Form 10QSB
period 2000-12-31
PEN INTERCONNECT INC
filed 2001-02-16
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     December 31, 2000
                                                 ----------------------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT
         For the transition period from                  to
                                        ------------------------------------

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

            UTAH                            87-0430260
(State or other jurisdiction of         (I.R.S. Employer Identification No)
incorporation or organization)

                   2961 W. MacArthur Blvd. Santa Ana, CA 92704
                  --------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (714) 436 9724
                           (Issuer's telephone number)

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of December 31, 2000 the issuer had 31,016,966 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                                                         Yes No X
                                                            -  ---

                                   FORM 10-QSB

                             PEN INTERCONNECT, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                  Financial Information                                        3

                  Balance Sheets at December 31, 2000
                  (unaudited) and September 30, 2000                         4-5

                  Statements of Operations  for the three months
                  ended December 31, 2000 and 1999 (unaudited)                 6

                  Statements of Cash Flows for the three months
                  ended December 31, 2000 and 1999 (unaudited)               7-8

                  Notes to Condensed Financial Statements (unaudited)       9-12

Item 2            Management's Discussion and Analysis or
                  Plan of Operation                                        13-15

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                           16

Item 2            Changes in the Securities and Use of Proceeds               16

Item 3            Defaults Upon Senior Securities                             17

Item 4            Submission of Matters to a Vote of Security Holders         18

Item 5            Other Information                                           18

Item 6(a).        Exhibits                                                    18

Item 6(b).        Reports on Form 8-K                                         18

Signatures                                                                    18

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION

                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


     Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of December 31, 2000 and audited balance sheet as of September 30, 2000 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three months ended December 31, 2000 and 1999, and unaudited condensed statements of cash flows for the three months ended December 31, 2000 and 1999, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 2000. The results of operations for the three months ended December 31, 2000 may not be indicative of the results that may be expected for the year ending September 30, 2001.

                             Pen Interconnect, Inc.
                                 BALANCE SHEETS
                                     ASSETS

                                                                                   December 31,       September 30,
                                                                                       2000               2000
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                          $ 6,244              $ 9,319
      Other receivables                                                                   37,020                    0
       Assets from discontinued operations                                                     0                9,605
                                                                                 ----------------   ------------------

                 Total current assets                                                     43,264               18,924


PROPERTY AND EQUIPMENT, AT COST
      Computer equipment                                                                   1,028                1,028

      Less accumulated depreciation                                                        (180)                (154)
                                                                                 ----------------   ------------------

           Total property and equipment                                                      848                  874
                                                                                 ----------------   ------------------

      Total Assets                                                                       $44,112              $19,798
                                                                                 ================   ==================


The accompanying notes are an integral part of these statements.
                                       4

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                   December 31,       September 30,
                                                                                       2000               2000
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT LIABILITIES
      Accounts payable                                                                 $ 248,689            $ 200,752
      Accrued liabilities                                                                768,513              724,647
      Convertible debentures                                                             150,000              150,000
      Notes payable                                                                      131,648               56,648
      Liabilities from discontinued operations                                           865,258              864,791
                                                                                 ----------------   ------------------

                 Total current liabilities                                             2,164,108            1,996,838

STOCKHOLDERS' DEFICIT
      Convertible Preferred stock, $0.01 par value
           authorized 5,000,000 shares,  Series A; issued
           and outstanding 121 shares at December 31, 2000
           and 130 shares at September 30, 2000.                                              1                  1
           Series B; issued and outstanding 926 shares at December 31,
           2000 and September 30, 2000                                                        9                  9
      Common stock, $0.01 par value,
           authorized  50,000,000 shares,  issued and
           outstanding 31,016,966 shares at December 31,
           2000 and 27,696,946 shares at September 30, 2000                              310,170              275,969
      Additional paid-in capital                                                      19,399,234           19,282,402
      Accumulated deficit                                                           (21,829,410)         (21,535,421)
                                                                                 ----------------   ------------------

                 Total stockholders' deficit                                         (2,119,996)          (1,977,040)
                                                                                 ----------------   ------------------

                                                                                         $44,112              $19,798
                                                                                 ================   ==================

The accompanying notes are an integral part of these statements.
                                       5

                             Pen Interconnect, Inc.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                            Three months ended
                                                                                                December 31,
                                                                                           2000               1999
                                                                                           ----               ----
Net sales                                                                             $             0    $           0
Cost of sales
                                                                                             0                 0
                                                                                      ----------------   ---------------
      Gross profit                                                                                                    0
                                                                                             0

Operating expenses
      General and administrative                                                              202,778           206,134
      Depreciation and amortization                                                                26                26
                                                                                      ----------------   ---------------

             Total operating expenses                                                         202,804           206,160

      Other income (expense)
      Loss on impairment                                                                     (63,000)                 0
                                                                                      ----------------   ---------------
      Loss from continuing operations                                                       (265,804)         (206,160)

      Loss from discontinued operations                                                      (39,323)         (324,069)
                                                                                      ----------------   ---------------

      Net loss before extraordinary item                                                    (305,127)         (530,227)

      Extinguishment of debt                                                                 (11,119)                 0
                                                                                                    -
                                                                                      ----------------   ---------------

      Net loss                                                                              (294,008)        $(530,227)
                                                                                            =========        ==========

Loss per common share
   Loss before discontinued items & extraordinary item: basic and diluted                    $                $  (0.02)
                                                                                          (0.01)
   Loss from discontinued operations: basic and diluted                                             -            (0.03)
   Loss before extraordinary item: basic and diluted                                           (0.01)                 -
   Extinguishment of debt: basic and diluted                                                        -                 -
   Net loss per share: basic and diluted                                                       (0.01)            (0.05)

    Weighted average common shares outstanding - basic and diluted                         29,075,237         9,668,670


 The accompanying notes are an integral part of these statements.
                                       6

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                          Three months ended
                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                        2000              1999
                                                                                   ---------------   ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net loss                                                                   $     (294,008)    $    (530,227)
        Adjustments to reconcile net loss to net cash
           used in operating activities
            Depreciation and amortization                                                      26            54,455
            Allowance for notes receivable                                                 63,000
            Warrant/option compensation expense                                             42513            45,650
            Changes in asset and liabilities
                 Trade accounts receivable                                                      0          (330,855)
                 Inventories                                                                    0            49,713
                 Prepaid expenses and other assets                                          9,605           116,399
                 Accounts payable                                                          48,404           958,733
                 Accrued liabilities                                                       43,866             9,518

                                                                                   ---------------   ---------------

                       Total adjustments                                                  207,414           903,613
                                                                                   ---------------   ---------------

                   Net cash used in operating activities                                  (86,594)          373,386
                                                                                   ---------------   ---------------

    Cash flows from investing activities
        Purchase of property and equipment                                                      0            (2,173)
        Issuance of notes receivable                                                      (37,020)          (10,475)
        Advances to perFORMplace                                                          (63,000)                0
                                                                                   ---------------   ---------------

                   Net cash used in investing activities                                 (100,020)          (12,648)
                                                                                   ---------------   ---------------


                                   (Continued)

                             Pen Interconnect, Inc.

                                   (Unaudited)


                                                                                          Three months ended
                                                                                             December 31,
                                                                                   ---------------------------------
                                                                                        2000              1999
                                                                                   ---------------   ---------------
    Cash flows from financing activities
        Principal payments on long-term obligations                                             0           (67,327)
        Net change in line of credit                                                            0          (296,402)
        Accrued dividends on preferred shares                                             (42,231)         (112,000)
        Proceeds from issuance of notes payable                                            75,000                 0
        Principal payments on capital lease obligations                                         0           (42,663)
        Proceeds from sale of common stock                                                113,750            36,851
        Exercise of warrants and options                                                   37,020
                                                                                   ---------------   ---------------

                  Net cash provided by financing activities                               183,539          (435,893)
                                                                                   ---------------   ---------------

Net decrease in cash and cash equivalents                                                  (3,075)         (120,805)

Cash and cash equivalents at beginning of period                                            9,319           177,214
                                                                                   ---------------   ---------------

Cash and cash equivalents at end of period                                            $     6,244        $   56,409
                                                                                   ===============   ===============

Supplemental  disclosures of cash flow  information  Cash paid during the period for:
   Interest                                                                        $            0      $    176,211
   Income taxes                                                                    $            0    $            0


The accompanying notes are an integral part of these statements.

Non-cash investing and financing activities

During the first quarter of FY2001 Series A preferred shareholders converted 9 preferred shares into 450,000 common shares at an average conversion price of $0.02 per common share. Under the conversion terms of the convertible preferred shares, a holder has the right to convert preferred shares into common shares at eighty-five (85%) percent of the average of the two lowest closing bid prices during the last twenty-two (22) consecutive trading days prior to conversion.

During the first three months of FY 2001, the Company has issued 300,000 common shares to consultants who performed various services for the Company in lieu of cash payments. The Company recognized $14,833 as warrant/option compensation expense. Additionally, the Company issued 70,000 common shares in settlement of a lawsuit with a former officer and recognized $9,842 as warrant/option compensation expense. Also during the quarter, the Company re-priced exercise price for certain options on 267,000 common shares from $0.65 to $0.06 per share and recognized $17,355 as warrant/option compensation expense.

During  the  quarter  debt and trade  payables  in the  amount of  $11,602  were
converted  into  3,867  common  shares  and  recognized   gains  of  $11,119  as
extinguishments of debt.

NOTE A - GOING CONCERN

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses, $294,008 for the quarter ended December 31, 2000, a deficit of $2,199,996 in stockholders' equity and negative working capital of $2,120,844 for the period ended December 31, 2000. The Company has entered into a purchase agreement to acquire two divisions from Imaging Technologies Corporation ("ITEC" /OTC BB) in exchange for seventy-five percent of the outstanding common shares of the Company. The Company intends to raise additional funds in the capital markets for working capital purpose upon completion of the acquisitions. If the Company does not complete the acquisition, the Company will have to raise additional capital to fund its negative cash flow. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE B - ACQUISITIONS/DISPOSITIONS

       PowerStream Division

       On December 28, 1999 the Company signed a letter of intent with Mark W. Lund of Lund Instrument Engineering, Inc. ("Lund") of Orem, UT. to sell certain assets and to assume certain liabilities of PowerStream Division. The transaction closed on January 21st, 2000. Lund remitted $74,324.00 to the Company and received assets with a book value of approximately $239,350, customer contracts and general intangibles; and assumed liabilities and customer advances of approximately $411,000. The Company is to receive for three years royalties of a) sixteen (16) percent of the gross profits generated from sales generated from a contract with L3 Communications, less any customer advances and b) eight (8) percent of gross profits on all other sales contracts in place at closing. The royalty agreement has been seized by the Company's secured lender as part of the lender's foreclosure in March 2000.

NOTE C - OPTIONS TO PURCHASE COMMON STOCK

       Options representing 267,000 common shares were exercised in October 2000 at a price of $0.06 per share. The option shares were originally priced at $.65 per share. Proceeds ($16,020) were utilized for corporate operations.

NOTE D - WARRANTS TO PURCHASE COMMON STOCK

       Warrants representing 2,329,201 common shares were exercised during the quarter at a weighted average price of $0.06 per share. Proceeds ($134,758) were utilized for corporate operations and debt reduction.

NOTE E - OPTIONS/WARRANTS TO PURCHASE COMMON STOCK

       During the first three months of FY 2001 the Company issued warrants to purchase 3,714,201 shares of the Company's common stock. All warrants were issued at an exercise price, which was equal to or above the market price at the time of issuance. The following table outlines the features of these warrants:

         Number of             Exercise            Expiration
          Warrants              Price                 Date
       ----------------     -------------      -------------------
           3,714,201             $0.04               November 2003


NOTE F - ACCRUED PREFERRED STOCK DIVIDENDS

       The  Company   accrued   $42,231  for  dividends   payable  to  preferred
       shareholders during the quarter.

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

NOTE H - CONVERTIBLE DEBENTURE

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

NOTE I - CONVERIBLE PROMISSORY NOTE

         In October 2000 the Company issued a convertible promissory note to Imaging Technologies, Inc. (ITEC) for $75,000 at an interest rate of ten (10) percent per annum. ITEC has the right to convert the note to unregistered common stock of the company at a conversion rate of $0.10 per share. Upon conversion, the Company is required to register the shares in the next appropriate registration statement filed by the Company.

         The note was due December 9, 2000. As the Company has signed a definitive agreement with ITEC to acquire two divisions of ITEC, the lender has agreed to extend the term of the note pending the closing of the acquisition.

Note J - Earnings (loss) per share

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

         For the three ended December 31, 2000, net earnings (loss) attributable to common shareholders includes accrued dividends at the stated dividend rate from date of issuance and a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and B Preferred Stock and related warrants. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and B Preferred Stock can be converted and the value assigned to the Series A and B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the earnings (loss) per common share. The calculation of earnings (loss) per share is included in
         Exhibit 11.

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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months ended December 31, 2000 and 1999. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 2000.

General

There were no sales from continuing operations for the quarter ended December 30, 2000. All operating divisions were disposed of during 1999 and 2000, and all operating activity was reclassified as discontinued operations. Since March 2, 2000, the Company decided to maintain its' situation as a reporting public company, and to reduce its' debt in order to make the Company attractive to private companies that would want to use Pen to go public. This approach would be a major step to possibly help to maintain some shareholder value in the Company's stock price.

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

In December 2000, Pen entered into an agreement with Imaging  Technologies  Inc.
(ITEC) of San Diego, CA whereby Pen will acquire two divisions of ITEC and issue to ITEC Pen's unregistered common stock such that upon closing ITEC would receive seventy-five (75) percent of the outstanding shares of Pen. The two divisions include Eduadvantage.com and Dealseekers.com turning Pen into an e-commerce based company. Due diligence is ongoing. The acquisition will be subject to shareholder ratification.

Since the disposition of the net assets and operations of our historical operations, the Company has reduced its' staff to two employees and one part-time financial consultant. The Company has subsequently moved to a new smaller location a few miles from its former address, so as to further reduce expenses.

Results of Operations

Net sales. With the sale of Powerstream Division and the voluntary foreclosure and sale of assets of InCirT Division during the second quarter of FY2000, which represent the only operating units of the Company, and the fact that each is accounted for in the financial statements as discontinued operations and that each division's operations have not been operational since March 2, 2000, a comparative analysis against prior same quarter is inappropriate.

Cost of sales. With the sale of Powerstream Division and the voluntary foreclosure and sale of assets of InCirT Division during the second quarter of FY2000, which represent the only operating units of the Company, and the fact that each is accounted for in the financial statements as discontinued operations and that each division's operations have not been operational since March 2, 2000, a comparative analysis against prior same quarter.

Operating expenses. Operating expenses decreased during the first quarter of fiscal 2001 by approximately $3,356 as compared to same quarter FY 2000.

Other income and expenses. Other income and expenses increased by $63,000 for the three months ended December 31, 2000 as compared to the same period in the prior year. This increase is the Company's writng off $63,000 of notes receivable due from perFORMplace.com as uncollectable; consistent with its write off of previous advances to perFORMplace during the previous fiscal year. Other income and expense (related to discontinued operations) incurred during the first quarter of FY 2000 are reflected in the loss from discontinued operations of $324,069.

Net earnings (loss) and earnings (loss) per share. Net loss for the first fiscal quarter ended December 31, 2000 totaled ($294,008) or ($0.01) per share, compared with losses of ($530,227) or ($0.05) per share for the first fiscal quarter of FY 2000. The decrease in the loss per share of $0.04 is caused by a ($0.01) decrease in loss from discontinued operations; from an increase in extinguishments of debt; and an increase in loss from impairments. Approximately ($0.03) of per share improvement is the result of a 201% increase in the number of outstanding common shares.

Liquidity and Capital Resources

During  the  first  three  months  of FY 2001 the  Company  sustained  losses of
$294,008.
As a result of these losses, the Company has had to raise cash ($113,750) through the exercise of options and warrants, representing 1,979,201 common shares and the issuance of a promissory note for $75,000 during the quarter.

Inflation and Seasonality

The Company does not believe that it is significantly impacted by inflation. Without operations the Company is not subject to seasonality.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         From time to time the Company has been a party to various legal proceedings arising in the ordinary course of business

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

         3. On March 21, 2000, Interworks Computer Products, Inc., filed suit to recover $35,771 in past due uncontested vendor obligations. Settled in January 2001.

         4. On July 22, 2000, Force Electronics filed suit to recover $68,816 in past due uncontested vendor obligations, and obtained a judgment on September 15, 2000. Settled in January 2001.

         5. Control Design Supply/Nedco filed suit to recover $6,788 in past due uncontested vendor obligations. Settled in January 2001.

         6. On March 20, 2000, DHL Airways Inc. obtained a judgment in the amount of $3,868 for past due uncontested vendor obligation.

         7. In January 2001 Fidelity Leasing, Inc. filed suit to recover $26,608.91 and obtained a judgment for uncontested past due lease obligations. Settled in February 2001.

      On November 15, 1999, Alan L. Weaver, former CEO of Pen Interconnect, Inc., obtained a judgment against the Company in the amount of $135,300 for breach of a settlement agreement relative to Mr. Weavers' employment agreement with the Company. The Company has reserved $135,300 as a contingent liability as of September 30, 2000 for this agreement.


Item 2.  Changes in the Securities and Use of Proceeds.
         ----------------------------------------------

            During the quarter 2,979,068 common shares were issued: 3,867 shares for debt conversion; 70,000 shares for settlement of lawsuit; 300,000 shares for services; and 2,605,201 shares for option/warrant exercises. Additionally the Company issued a convertible promissory note for $75,000. Cash proceeds ($188,750) were utilized for corporate operations.

         In October 2000 the Company issued a convertible promissory note to Imaging Technologies, Inc. (ITEC) for $75,000 at an interest rate of ten (10) percent per annum. ITEC has the right to convert the note to unregistered common stock of the company at a conversion rate of $0.10 per share. Upon conversion, the Company is required to register the shares in the next appropriate registration statement filed by the Company.

         The note was due December 9, 2000. As the Company has signed a definitive agreement with ITEC to acquire two divisions of ITEC, the lender has agreed to extend the term of the note pending the closing of the acquisition.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

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

The Company continued operating under a default notice with its lender and began seeking buyers for its two remaining divisions PowerStream and InCirT. The Company solicited a competitor to purchase most of the assets and to negotiate a supplier agreement with the Company's largest account as part of a voluntary foreclosure of all the remaining assets of the InCirT division of the Company, for which Finova had a perfected security interest. The Company's December 31, 2000 balance sheet reflects the transfer of all collateral assets to Finova, and the Company has recognized an offset of the bank's line of credit balance and term loans owed by the Company. The Company recorded a loss on transfer of assets of $963,027.

The bank line of credit has a remaining balance due of approximately $1,400,000 that is not recorded in the financial statements, and remaining estimated assets to collect of approximately $2,400,000, which are also not recorded in the financial statements. The Company is currently negotiating an agreement with the lender, which it expects will result in complete satisfaction of all the loans with the lender in exchange for the assets the lender currently has in its possession. The draft agreement also includes the repricing of certain warrants that the Company has issued to the lender and the issuance of certain number of additional warrants to the lender.

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


                                             PEN INTERCONNECT, INC.


         February 14, 2001                   By:  /s/ Stephen J. Fryer
                                                 ----------------------
                                                 Stephen J. Fryer,
                                                 CEO,Chairman and
                                                 Principal Accounting Officer

Exhibit 11

                             Pen Interconnect, Inc.

                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 2000 AND 1999



                                                                                        2000             1999
                                                                                    --------------   -------------
Loss available to
   common shareholders                                                              $ (294,008)        $(530,277)
                                                                                    ==============   =============

                Basic EPS
-------------------------------------------

Common shares outstanding entire period                                               27,596,946        9,638,114

Weighted average common shares issued
   during period                                                                       1,478,291           30,556
                                                                                    --------------   -------------

Weighted average commons shares
   outstanding during period                                                           29,075,237       9,668,670
                                                                                    ==============   =============

Loss per common share - basic                                                            $(0.01 )       $  (0.05)
                                                                                    ==============   =============


               Diluted EPS
-------------------------------------------

Weighted average common shares
   outstanding during period - basic                                                29,075,008          9,668,670

Dilutive effect of stock options and
   warrants                                                                                     0               0
                                                                                    --------------   -------------

Weighted average common shares
   outstanding during period - diluted                                              29,075,008          9,668,670
                                                                                    ==============   =============


Loss per common share -
   diluted                                                                              $ (0.01 )       $  (0.05)
                                                                                    ==============   =============

