Form 10QSB
period 2001-03-31
PEN INTERCONNECT INC
filed 2001-05-15
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     March 31, 2001
                                                 -------------------------------

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
(State or other jurisdiction of                       (I.R.S. Identification No)
incorporation or organization)

27121 Calle Arroyo, San Juan Capistrano, CA 92675
(Address of Principal Executive Offices) (Zip Code)

                                 (949) 661-2660
                           (Issuer's telephone number)

                2941 W. MacArthur Blvd, #121, Santa Ana, CA 92704
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of March 31, 2001 the issuer had 39,166,916 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):
                                                         Yes   No X

                                   FORM 10-QSB
                             PEN INTERCONNECT, INC.
                                Table of Contents
                                                                            Page
PART I - FINANCIAL INFORMATION
Item 1   Financial Statements

         Financial Information                                                3

         Balance Sheets at March 31, 2001
         (unaudited) and September 30, 2000                                  4-5

         Statements of Operations for the three months
         ended March 31, 2001 and 2000 (unaudited) and                        6
         six month periods ended March 31, 2001 and 2000 (unaudited)

         Statements of Cash Flows for the six months
         ended March 31, 2001 and 2000 (unaudited)                           7-8

         Notes to Condensed Financial Statements (unaudited)                9-11

Item 2   Management's Discussion and Analysis or
         Plan of Operation                                                 12-14

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                   14

Item 2   Changes in the Securities and Use of Proceeds                       15

Item 3   Defaults Upon Senior Securities                                     15

Item 4   Submission of Matters to a Vote of Security Holders                 16

Item 5   Other Information                                                   16

Item 6(a). Exhibits                                                           16

Item 6(b). Reports on Form 8-K                                                16

Signatures                                                                    16

Exhibit 11 Calculation of Earnings                                            17

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION

                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of March 31, 2001 and audited balance sheet as of September 30, 2000 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three and six months ended March 31, 2001 and 2000, and unaudited condensed statements of cash flows for the six months ended March 31, 2001 and 2000, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 2000. The results of operations for the six months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending September 30, 2001.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                    March 31,         September 30,
                                                                                      2001                2000
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                  $         32,657   $            9,319
      Prepaid expenses                                                                      3,817                    0
      Assets from discontinued operations                                                       0                9,605
                                                                                 ----------------   ------------------

                  Total current assets                                           $         36,474   $           18,924
                                                                                 ----------------   ------------------


PROPERTY AND EQUIPMENT, AT COST
      Computer Equipment                                                                   1,028                1,028
      Less accumulated depreciation                                                         (206)                (154)
                                                                                 ----------------   ------------------
      Total property and equipment                                               $            822   $              874
                                                                                 ----------------   ------------------


      Total Assets                                                                $        37,296   $           19,798
                                                                                 ================   ==================



The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    March 31,         September 30,
                                                                                      2001                2000
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT LIABILITIES
      Accounts payable                                                           $        347,015   $          200,752
      Accrued liabilities                                                                 691,534              724,647
      Convertible debentures                                                              150,000              150,000
      Notes payable                                                                       401,726               56,648
      Liabilities from discontinued operations                                            744,022              864,791
                                                                                 ----------------   ------------------

                 Total current liabilities                                       $      2,334,297   $        1,996,838
                                                                                 ================   ==================

STOCKHOLDERS' DEFICIT
      Convertible preferred stock, $0.01 par value
           Authorized 5,000,000 shares, Series A: 121
           issued and outstanding at March 31, 2001;
      130                issued and outstanding at September 30,                                1                    1
      2000
           Series B: issued and outstanding 926 shares at March                                 9                    9
      31, 2001 and September 30, 2000
      Common stock, $0.01 par value,
           authorized 50,000,000 shares, issued and
           outstanding 39,166,916 shares at March 31,
           2001 and 27,596,946 at September 30, 2000                                      391,669              275,969
      Additional paid-in capital                                                       19,355,712           19,282,402
      Accumulated deficit                                                             (22,044,382)         (21,535,421)
                                                                                 ----------------   ------------------

                 Total stockholders' equity (deficit)                                  (2,297,001)          (1,977,040)
                                                                                 ----------------   ------------------

                                                                                 $         37,296   $           19,798
                                                                                 ================   ==================


The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Uaudited)

                                                     Three months ended                      Six months ended
                                                 March 31,         March 31,            March 31,         March 31,
                                                   2001               2000                2001              2000
                                              ----------------   ---------------      --------------    --------------
Net sales                                     $              0   $             0      $            0    $            0
Cost of sales                                                0                 0                   0                 0
      Gross profit                                           0                 0                   0                 0
                                              ----------------   ---------------      --------------    --------------

Operating expenses
      General and administrative                       255,158           571,017             457,936           612,462
      Depreciation and amortization                         26                26                  52                52
                                              ----------------   ---------------      --------------    --------------

      Total Operating Expenses                         255,184           571,043             457,988           612,514

      Loss on Impairment                                     0                 0             (63,000)                0
                                              ----------------   ---------------      --------------    --------------
      Loss from continued operations                  (255,184)         (571,043)           (520,988)         (612,514)
      Loss from discontinued
      operations                                             0          (881,263)            (39,323)       (1,205,332)
                                              ----------------   ---------------      --------------    --------------

Other income (expense)                                   7,925          (209,499)              7,925          (374,138)
                                              ----------------   ---------------      --------------    --------------
      Net loss before income taxes                    (247,259)       (1,661,755)           (552,386)       (2,191,984)
       and extraordinary item

      Extinguishment of debt                            73,168                 0              84,287                 0
                                              ----------------   ---------------      --------------    --------------

      Net loss before income taxes                    (174,091)       (1,661,755)           (468,099)       (2,191,984)

      Income tax expense                                     0               900                   0               900
                                              ----------------   ---------------      --------------    --------------

Net loss                                      $       (174,091)  $    (1,662,655)     $     (468,099)   $   (2,192,884)
                                              ================   ===============      ==============    ==============

Loss per common share
Loss before discontinued items &
  extraordinary item:
    basic and diluted                                    (0.01)            (0.04)              (0.01)            (0.05)
Loss from discontinued operations:
    basic and diluted                                                      (0.06)              (0.00)            (0.10)
Loss before extraordinary item: basic
    and diluted                                          (0.01)            (0.12)              (0.01)            (0.19)
Extinguishment of debt: basic and diluted
Net loss per share: basic and diluted                    (0.01)            (0.12)              (0.01)            (0.19)

Weighted average common shares
    outstanding-basic and diluted                   29,075,237        13,584,534          35,214,200        11,626,602
                                              ================   ===============      ==============    ==============


The accompanying notes are an integral part of these statements.

                             Pen Interconnect, Inc.
                            STATEMENTS OF CASH FLOWS
                                   (Uaudited)

                                                                                           Six months ended
                                                                                     March 31,         March 31,
                                                                                        2001              2000
                                                                                   ---------------   ---------------
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net loss                                                                   $     (468,099)   $    (2,192,884)
        Adjustments to reconcile net loss to net cash
           used in operating activities
            Depreciation and amoritazation                                                      52            90,463
            Loss on disposal of divisions (Note A)                                               0           305,324
            Loss on transfer of assets  (Notes A & D)                                            0           900,008
            Allowance for notes receivable                                                  63,000                 0
            Warrant/option compensation expense                                             75,145                 0
            Changes in asset and liabilities
                 Accounts receivable offset to customers' accounts payable                       0         2,439,266
                 Net assets transferred to lender                                                0         3,238,079
                 Prepaid expenses and other assets                                           5,788            (7,892)
                 Accounts payable                                                          (75,147)         (725,109)
                 Accrued liabilities                                                        67,528          (393,014)
                                                                                   ---------------   ---------------
                       Net cash generated (used) in
                          operating activities                                            (331,733)        3,654,241
                                                                                   ---------------   ---------------

    Cash flows from investing activities
        Purchase of property and equipment                                                                   (15,500)
        Issuance of notes receivable                                                                          19,410
        Proceeds from disposal of division (Note A)                                                           74,324
        Advances to perFORMplace                                                           (63,000)                0
                                                                                   ---------------   ---------------
          Net cash provided by (used in) investing activities                              (63,000)           78,234
        Cash flows from financing activities:
          Net change in line of credit                                                                    (4,436,562)
          Accrued dividends on preferred shares                                            (56,512)          137,288
          Principal payments on long-term obligations                                                       (167,786)
          Principal payments on capital lease obligations                                                    (71,916)
          Discount on exercised common shares options                                                        294,171
          Discount of warrants conversion to common stock                                                     89,941
          Proceeds from sale of common stock                                               129,505           340,341
          Proceeds from issuance of short term note payable                                345,078            54,450
                                                                                   ---------------   ---------------
                       Net cash consumed in financing activities                           418,071        (3,760,073)

            Net increase (decrease) in cash and cash equivalents                            23,338            26,698

            Cash and cash equivalents at beginning of period                                 9,319           177,214
                                                                                   ---------------   ---------------
            Cash and cash equivalents at end of period                                      32,657           203,912
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

Noncash investing and financing activities

During the first six months of FY 2001 Series A preferred shareholders converted 9 preferred shares into 450,000 common shares at an average conversion price of approximately $0.02 per common share. Under the conversion terms of the convertible preferred shares, a holder has the right to convert preferred shares into common shares at eighty-five (85) percent of the average of the two lowest closing bid prices during the last twenty-two (22) consecutive trading days prior to conversion. During the second three months of FY2001, the Company issued 8,480,000 common shares to consultants who performed various services for the Company in lieu of cash payments. Additionally, during the quarter, the Company re-priced the exercise price for certain options on 617,000 common shares from $0.06 to $0.01 and forgave $37,020 in conversion costs in exchange for forgiveness on certain breach of contract occurrences.

During  the  quarter  debt and trade  payables  in the  amount of  $13,788  were
converted  into  6,311  common  shares  and  recognized   gains  of  $11,030  as
extinguishments of debt.

NOTE A - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring losses, $174,091 for the quarter ended March 31, 2001, a deficit of $2,297,001 in stockholders' equity and negative working capital of $2,297,823 for the period ended March 31, 2001. The Company has terminated its purchase agreement to acquire two divisions from Imaging Technologies Corporation ("ITEC" /OTC BB) and has entered into a definitive agreement to acquire all of the outstanding shares of a private company, The Automatic Answer Company (tAA) in exchange for sixty seven percent of the outstanding common shares of the Company. The Company intends to raise additional funds in the capital markets for working capital purposes upon completion of the acquisitions. If the Company does not complete the acquisition, the Company will have to raise additional capital to fund its negative cash flow. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE C - OPTIONS TO PURCHASE COMMON STOCK

         No options were exercised in the second quarter.

NOTE D - WARRANTS TO PURCHASE COMMON STOCK

         Warrants representing 3,165,100 common shares were exercised during the quarter at a weighted average price of $0.04 per share. Proceeds of $129,503 were utilized for corporate operations and debt reduction.

NOTE E - OPTIONS/WARRANTS TO PURCHASE COMMON STOCK

         During the second quarter of FY 2001 the Company issued warrants to purchase 8,080,000 shares of the Company's common stock. All warrants were issued at an exercise price, which was equal to or above the market price at the time of issuance. The following table outlines the features of these warrants:

             Number of             Exercise            Expiration
              Warrants              Price                 Date
           ----------------     -------------      -------------------
               8,080,000             $0.06             April 2002

NOTE F - ACCRUED PREFERRED STOCK DIVIDENDS

         The  Company  accrued  $56,512  for  dividends   payable  to  preferred
         shareholders during the first six months.

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

NOTE H - CONVERTIBLE DEBENTURE

         In August 2000, the Company entered into a convertible debenture agreement for $600,000 in exchange for 4,000,000 shares of the Company's common stock. This agreement consists of three installments:
         $150,000 upon the signing of the agreement; $150,000 upon the submittal of the registration documents; and $300,000 upon the completion of the registration of the debenture. The first installment was received prior to September 30, 2000. The convertible debenture has an interest rate of 7% per annum. The Company still anticipates that it will prepare the necessary documents to register the debenture. The debenture is convertible into common stock at the lesser of $0.15 per share or 70% of the market price on the conversion date.

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

         The note was due December 9, 2000. As the Company has terminated its definitive agreement with ITEC and has signed an agreement to acquire tAA, ITEC, the lender has agreed to extend the term of the note pending the closing of the acquisition.

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

         For the six months ended March 31, 2001, net earnings (loss) attributable to common shareholders includes accrued dividends at the stated dividend rate from date of issuance and a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and B Preferred Stock and related warrants. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and B Preferred Stock can be converted and the value assigned to the Series A and B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the earnings
         (loss) per common share. The calculation of earnings (loss) per share is included in Exhibit 11.

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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the six months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 2000.

General

There were no sales from continuing operations for the quarter ended March 31, 2001. All operating divisions were disposed of during 1999 and 2000, and all operating activity was reclassified as discontinued operations. Since March 2, 2000, the Company decided to maintain its' situation as a reporting public company, and to reduce its' debt in order to make the Company attractive to private companies that would want to use Pen to go public. This approach is a major step to help maintain shareholder value in the Company's stock price.

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

In December 2000, Pen entered into an agreement with Imaging  Technologies  Inc.
(ITEC) of San Diego, CA whereby Pen would acquire two divisions of ITEC and issue to ITEC Pen's unregistered common stock such that upon closing ITEC would receive seventy-five (75) percent of the outstanding shares of Pen. However, this agreement was terminated in January 2001 by mutual agreement by both companies. Subsequently, Pen entered into a definitive agreement to acquire all of the outstanding shares of tAA, a private company involved in the PC based PBX systems and voice over IP. Due diligence is ongoing. The acquisition is subject to shareholder ratification.

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

Operating expenses. Operating expenses decreased during the first six months of fiscal 2001 by approximately $154,526 as compared to same period FY 2000. This decrease was caused by a reduction in personnel, facilities and general tightening of corporate expenses.

Other income and expenses. Other income and expenses increased by $63,000 for the six months ended March 31, 2001 as compared to the same period in the prior year. This increase is the Company's writing off $63,000 of notes receivable due from perFORMplace.com as uncollectable; consistent with its write off of previous advances to perFORMplace during the previous fiscal year. Other income and expense (related to discontinued operations) incurred during the first six months of FY 2001 are reflected in the loss from discontinued operations of $39,323.

Net earnings (loss) and earnings (loss) per share. Net loss for the second fiscal quarter ended March 31, 2001 totaled ($174,091) or ($0.01) per share, compared with losses of ($1,662,655) or ($0.12) per share for the second fiscal quarter of FY 2000. The decrease in the loss per share of $0.11 is caused by a ($0.01) decrease in loss from discontinued operations; from an increase in extinguishments of debt; and an increase in loss from impairments. Approximately ($0.06) of per share improvement is the result of an increase in the number of outstanding common shares.

Liquidity and Capital Resources

During the first six months of FY 2001 the Company sustained losses of $468,099. As a result of these losses, the Company has had to raise cash ($129,505) through the exercise of warrants, representing 5,144,301 common shares and issue a promissory note for $345,078.

Inflation and Seasonality

The Company does not believe that it is significantly impacted by inflation.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings.

         From time to time the Company has been a party to various legal proceedings arising in the ordinary course of business

1. On October 28, 1999 Color Savvy Systems, Ltd., filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000, Color Savvy obtained a judgment against the Company for $165,750.
2. On February 15, 2000, Amistar Corporation filed suit against the Company to recover $95,733 in uncontested past due vendor obligations. As of this writing, Amistar has accepted the Company's stock for debt offer.
3. On March 21, 2000, Interworks Computer Products, Inc., filed suit to recover $35,771 in past due uncontested vendor obligations. Settled in January 2001.
4. On July 22, 2000, Force Electronics filed suit to recover $68,816 in past due uncontested vendor obligations, and obtained a judgment on September 15, 2000. Settled in January 2001.
5. Control Design Supply/Nedco filed suit to recover $6,788 in past due uncontested vendor obligations. Settled in January 2001.
6. On March 20, 2000, DHL Airways Inc. obtained a judgment in the amount of $3,868 for past due uncontested vendor obligation. Settled in March 2001
7. In January 2001 Fidelity Leasing, Inc. filed suit to recover $26,608.91 and obtained a judgment for uncontested past due lease obligations. Settled in February 2001.

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

Item 2.  Changes in the Securities and Use of Proceeds.

         During the quarter 3,171,411 common shares were issued: 6,311 shares for debt conversion; 575,000 shares for services; and 2,590,000 shares for option/warrant exercises. Additionally the Company issued convertible promissory notes for $250,000. Cash proceeds $196,325 were utilized for corporate operations.

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

         The note was due December 9, 2000. As the Company has mutually terminated its definitive agreement with ITEC and has entered into an agreement to purchase tAA, the lender has agreed to extend the term of the note pending the closing of the acquisition.

Item 3.  Defaults Upon Senior Securities.

         The Company entered into a financing agreement with a bank in September 1997 for $6,300,000. The agreement consisted of a $5,000,000 revolving credit line and two term loans for $800,000 and $500,000. Under the loan agreements for these loans, the Company was required to meet certain financial ratios and specific minimum levels of earnings and net worth. The loan agreements also restricted employee advances, capital expenditures, compensation, and additional indebtedness; and restricted the payment of dividends. The Company had borrowed $4,436,562 under the line of credit at September 30, 1999. At times, including at September 30, 1999, the Company had been in violation of certain of the covenants of this credit facility. The Company operated under a forbearance agreement during all of fiscal 1999.

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


                                  PEN INTERCONNECT, INC.


Date:     May 14, 2001            By:  /s/ Stephen J. Fryer
                                     ----------------------
                                     Stephen J. Fryer, Chairman, CEO,
                                       and Principal Accounting Officer

Exhibit 11
                             Pen Interconnect, Inc.

                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                             MARCH 31, 2001 AND 2000





                                     Three Months Ended March 31,       Six Months Ended March 31,
                                         2001            2000              2001             2000
                                    -----------      ------------     -------------     ------------
Loss attributable to
Common stockholders                 $   174,091      $ (1,687,942)    $     468,099     $ (2,330,172)
                                    -----------      ------------     -------------     ------------

     Basic EPS

Common shares outstanding entire
period                               27,596,946         9,638,114        27,596,946        9,638,114

Weighted average common shares
issued                                1,478,291         3,671,429         4,264,200        1,963,488

Weighted average common shares
outstanding during period            29,075,237        13,584,534        35,214,200       11,626,602

Loss per common share                      (.01)             (.12)             (.01)            (.20)

    Diluted EPS

Weighted average common shares
outstanding during period-basic      29,075,237        13,584,534        35,214,200       11,626,602

Dilutive effect of stock options
and Warrants                                  0                 0                 0                0

Weighted average common shares
outstanding during period-diluted    29,075,237        13,584,534        35,214,200       11,626,602

Loss per common share-diluted              (.01)             (.12)             (.01)            (.20)
