Form 10QSB
period 2001-06-30
PEN INTERCONNECT INC
filed 2001-08-20
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     June 30, 2001
                                        ------------------------------

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
(State or other jurisdiction of                (I.R.S. Identification No)
incorporation or organization)
                 13765 Alton Parkway, Suite F, Irvine, CA 92618
               (Address of Principal Executive Offices) (Zip Code)
                                 (949) 859-6279
                           (Issuer's telephone number)

                27121 Calle Arroyo, San Juan Capistrano, CA 92675
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         Yes                       No
            ---------------          ---------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of June 30, 2001 the issuer had 42,789,289 shares of its common stock, par value $0.01 per share, issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
                                                         Yes No X
                                                            -  ---

                                   FORM 10-QSB
                             PEN INTERCONNECT, INC.
                                Table of Contents
                                                                        Page
PART I - FINANCIAL INFORMATION
Item 1   Financial Statements

         Financial Information                                           3

         Balance Sheets at June 30, 2001
         (unaudited) and September 30, 2000                            4-5

         Statements of Operations for the three months
         ended June 30, 2001 and 2000 (unaudited) and                    6
         nine month periods ended June 30, 2001 and 2000 (unaudited)

         Statements of Cash Flows for the nine months
         ended June 30, 2001 and 2000 (unaudited)                      7-8

         Notes to Condensed Financial Statements (unaudited)          8-11

Item 2   Management's Discussion and Analysis or Plan of Operation   11-13

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                           13-14

Item 2     Changes in the Securities and Use of Proceeds               14-15

Item 3     Defaults Upon Senior Securities                                14

Item 4     Submission of Matters to a Vote of Security Holders            15

Item 5     Other Information                                              15

Item 6(a). Exhibits                                                       15

Item 6(b). Reports on Form 8-K                                            15

Signatures                                                                15

Exhibit 11 Calculation of Earnings                                        16

                             PEN INTERCONNECT, INC.

                                     PART I

                              FINANCIAL INFORMATION

                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS


Pen Interconnect, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of June 30, 2001 and audited balance sheet as of September 30, 2000 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three and nine months ended June 30, 2001 and 2000, and unaudited condensed statements of cash flows for the nine months ended June 30, 2001 and 2000, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 2000. The results of operations for the nine months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending September 30, 2001.

                             Pen Interconnect, Inc.

                                 BALANCE SHEETS

                                     ASSETS


                                                                                    June 30,          September 30,
                                                                                      2001                2000
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                  $        25,875    $           9,319
      Note receivable                                                                    360,000                  -
      Prepaid expenses                                                                     3,817                  -
      Assets from discontinued operations                                                     -                 9,605
                                                                                 ----------------   ------------------

                  Total current assets                                                   389,692               18,924
                                                                                 ----------------   ------------------


PROPERTY AND EQUIPMENT, AT COST
      Computer Equipment                                                                   1,028                1,028
      Less accumulated depreciation                                                         (206)                (154)
                                                                                 ----------------   ------------------
      Total property and equipment
                                                                                             822                  874
                                                                                 ----------------   ------------------


      Total Assets                                                               $       390,514    $          19,798
                                                                                 ================   ==================




                 The accompanying notes are an integral part of
                               these statements.
                                       4

                             Pen Interconnect, Inc.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    June 30,          September 30,
                                                                                      2001                2000
                                                                                 ----------------   ------------------
                                                                                   (unaudited)
CURRENT LIABILITIES
      Accounts payable                                                           $       337,367    $        200,752
      Accrued liabilities                                                                642,149             724,647
      Convertible debentures                                                             275,000             150,000
      Notes payable                                                                      281,726              56,648
      Liabilities from discontinued operations                                           682,424             864,791
                                                                                 ----------------   ------------------

                 Total current liabilities                                             2,176,786           1,996,838

STOCKHOLDERS' DEFICIT
      Convertible preferred stock, $0.01 par value
           Authorized 5,000,000 shares, Series A: 91
           issued and outstanding at June 30, 2001;
           130 issued and outstanding at September 30, 2000                                    1                   1
           Series B: issued and outstanding 906 shares at
           June 30, 2001 and 926 shares issues and
           outstanding at September 30, 2000                                                   9                   9
      Common stock, $0.01 par value,
           authorized 50,000,000 shares, issued and
           outstanding 42,789,289 shares at June 30,
           2001 and 27,596,946 at September 30, 2000                                     427,893             275,969
      Additional paid-in capital                                                      19,775,645          19,282,402
      Accumulated deficit                                                            (22,230,919)        (21,535,421)
                                                                                 ----------------   ------------------

                 Total stockholders' equity (deficit)                                 (1,786,272)         (1,977,040)
                                                                                 ----------------   ------------------

      Total liabilities and stockholders' equity (deficit)                       $       390,514    $         19,798
                                                                                 ================   ==================


                 The accompanying notes are an integral part of
                               these statements.

                             Pen Interconnect, Inc.
                            STATEMENTS OF OPERATIONS
                                   (Uaudited)

                                                     Three months ended                      Nine months ended
                                              ----------------------------------      --------------------------------
                                                 June 30,           June 30,            June 30,          June 30,
                                                   2001               2000                2001              2000
                                              ----------------   ---------------      --------------    --------------
Net sales                                     $             0    $            0       $           0     $           0
Cost of sales                                               0                 0                   0                 0
      Gross profit                                          0                 0                   0                 0
                                              ----------------   ---------------      --------------    --------------

Operating expenses
      General and administrative                      124,014           735,473             457,936           612,462
      Depreciation and amortization                         0                26                  52                52
                                              ----------------   ---------------      --------------    --------------

      Total Operating Expenses                        124,014           735,499             457,988           612,514

      Loss on Impairment                                    0                 0             (63,000)                0
                                              ----------------   ---------------      --------------    --------------
      Loss from continued operations                 (124,014)         (735,499)           (520,988)         (612,514)
      (Profit) loss from discontinued
      operations                                      (10,783)           78,019              28,540         1,349,385

Other income (expense)                                      0           (39,970)             (1,334)         (348,072)
                                              ----------------   ---------------      --------------    --------------
      Net loss before income taxes                   (113,231)         (853,488)           (665,648)       (3,045,470)
       and extraordinary item

      Extinguishment of debt                          126,931                 0             211,249                 0
                                              ----------------   ---------------      --------------    --------------

      Net profit (loss) before income
      taxes                                            13,700          (853,488)           (454,399)       (3,045,470)

      Income tax expense                                    0                 0                   0              900
                                              ----------------   ---------------      --------------    --------------

Net profit (loss)                             $        13,700    $     (853,488)      $    (454,399)    $ (3,046,370)
                                              ===============    ==============       =============     ============

Loss per common share
Loss before discontinued items &
extraordinary item:
basic and diluted                                       (0.01)            (0.04)              (0.01)           (0.19)
Profit ( loss) from discontinued operations:
basic and diluted                                         -                 -                   -              (0.09)
Profit (loss) before extraordinary item:
basic and diluted                                       (0.01)            (0.04)              (0.01)           (0.10)
Extinguishment of debt: basic and diluted                 -                 -                   .01              -
Net profit (loss) per share: basic and diluted          (0.00)            (0.04)              (0.01)           (0.19)

Weighted average common shares outstanding-
basic and diluted
                                                  40,077,104         23,511,340          37,689,134       15,626,845
                                              ===============    ==============       =============     ============

                 The accompanying notes are an integral part of
                               these statements.

                             Pen Interconnect, Inc.

                            STATEMENTS OF CASH FLOWS
                                   (Uaudited)


                                                                                          Nine months ended
                                                                                   ---------------------------------
                                                                                      June 30,          June 30,
                                                                                        2001              2000
                                                                                   ---------------   ---------------

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net loss                                                                   $     (454,399)   $   (3,046,370)
        Adjustments to reconcile net loss to net cash
           used in operating activities
            Depreciation and amoritazation                                                     52            90,489
            Stock issued in exchange for services                                               0           573,055
            Loss on disposal of divisions (Note A)                                              0          (186,643)
            Loss on transfer of assets  (Notes A & D)                                           0           978,027
            Allowance for notes receivable                                                 63,000                 0
            Warrant/option compensation expense                                            75,145                 0
            Changes in asset and liabilities
                 Accounts receivable offset to customers' accounts payable                      0         2,439,266
                 Notes receivable                                                        (360,000)
                 Other receivables                                                                           (3,506)
                 Net assets transferred to lender                                               0         3,238,079
                 Prepaid expenses and other assets                                          5,788           118,120
                 Accounts payable                                                        (136,615)         (457,094)
                 Accrued liabilities                                                      348,625          (340,606)
                                                                                   ---------------   ---------------

                       Net cash generated (used) in
                          operating activities                                           (458,404)        3,402,817
                                                                                   ---------------   ---------------

    Cash flows from investing activities
        Return of capitalized lease equipment to vendor                                                     419,159
        Issuance of notes receivable                                                     (360,000)         (115,000)
        Proceeds from disposal of division (Note A)                                                          74,324
        Advances to perFORMplace                                                          (63,000)                0
                                                                                   ---------------   --------------
          Net cash provided by (used in) investing activities                            (423,000)          378,483
                                                                                   ---------------   --------------
        Cash flows from financing activities:
          Net change in line of credit                                                                   (4,436,562)
          Accrued dividends on preferred shares                                           (98,392)          180,930
          Principal payments on long-term obligations                                                      (167,786)
          Principal payments on capital lease obligations                                                   (71,916)
          Discount on exercised common shares options                                                       353,581
          Discount of warrants conversion to common stock                                                    89,941
          Proceeds from sale of common stock                                              646,274           402,341
          Proceeds from issuance of short term note payable                               350,078            55,546
                                                                                   ---------------   --------------
                       Net cash consumed in financing activities                          897,960        (3,935,065)


            Net increase (decrease) in cash and cash equivalents                           16,556          (153,765)

            Cash and cash equivalents at beginning of period                                9,319           177,214
                                                                                   ---------------   --------------

            Cash and cash equivalents at end of period                             $       25,875    $       23,449
                                                                                   ===============   ==============


Supplemental disclosure of cash flow information Cash paid during the period for:
  Interest expense                                                                      -            $      348,072
                                                                                   ---------------   --------------
  Income tax expense                                                                    -            $          900
                                                                                   ---------------   --------------

Noncash investing and financing activities

During the first nine months of FY 2001 Series A preferred shareholders converted 9 preferred shares into 450,000 common shares at an average conversion price of approximately $.02 per common share and converted 30 preferred shares into 1,217,039 common shares at an average conversion cost of $.01 per common share. Series B preferred shareholders converted 20 preferred shares into 833,334 common shares at an average price of $.01 per share Under the conversion terms of the convertible preferred shares, a holder has the right to convert preferred shares into common shares at eighty-five (85) percent of the average of the two lowest closing bid prices during the last twenty-two (22) consecutive trading days prior to conversion. During the last quarter the company issued 1,210,000 common shares to consultants who performed various services for the Company in lieu of cash payments. In the quarter ended March 31, 2001, the Company issued 8,480,000 common shares to consultants who performed various services for the Company in lieu of cash payments. Additionally, during the second quarter, the Company re-priced the exercise price for certain options on 617,000 common shares from $0.06 to $0.01 and forgave $37,020 in conversion costs in exchange for forgiveness on certain breach of contract occurrences.

NOTE A - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a profit of $13,700 for the quarter ended June 30, 2001, a deficit of $1,786,272 in stockholders' equity and negative working capital of $1,787,094 for the period ended June 30, 2001. The Company has terminated its purchase agreement to acquire two divisions from Imaging Technologies Corporation ("ITEC" /OTC BB) and has entered into a definitive agreement to acquire all of the outstanding shares of a private company, The Automatic Answer Company (tAA) in exchange for sixty seven percent of the outstanding common shares of the Company. The Company intends to raise additional funds in the capital markets for working capital purposes upon completion of the acquisitions. If the Company does not complete the acquisition, the Company will have to raise additional capital to fund its negative cash flow. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

NOTE B - ACQUISITIONS/DISPOSITIONS

       PowerStream Division

         On December 28, 1999 the Company signed a letter of intent with Mark W. Lund of Lund Instrument Engineering, Inc. ("Lund") of Orem, UT. to sell certain assets and to assume certain liabilities of PowerStream Division. The transaction closed on January 21st, 2000. Lund remitted $74,324.00 to the Company and received assets with a book value of approximately $239,350, customer contracts and general intangibles; and assumed liabilities and customer advances of approximately $411,000. The Company is to receive for three years royalties of a) sixteen (16) percent of the gross profits generated from sales generated from a contract with L3 Communications, less any customer advances and b) eight (8) percent of gross profits on all other sales contracts in place at closing. The royalty agreement had been seized by the Company's secured lender as part of the lender's foreclosure in March 2000. The Company has reached agreement with its' secured lender and upon payment in full of the settlement amount, this asset is being returned to the Company.


NOTE C - OPTIONS TO PURCHASE COMMON STOCK

         No options were exercised in the second quarter.


NOTE D - WARRANTS TO PURCHASE COMMON STOCK

         Warrants representing 362,000 common shares were exercised during the quarter at a weighted average price of $0.04 per share. Proceeds of $13,410 were utilized for corporate operations and debt reduction.

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

NOTE F - ACCRUED PREFERRED STOCK DIVIDENDS

         The  Company  accrued  $98,392  for  dividends   payable  to  preferred
         shareholders during the first nine months.

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

         For the six months ended June 30, 2001, net earnings (loss) attributable to common shareholders includes accrued dividends at the stated dividend rate from date of issuance and a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and B Preferred Stock and related warrants. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and B Preferred Stock can be converted and the value assigned to the Series A and B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the earnings
         (loss) per common share. The calculation of earnings (loss) per share is included in Exhibit 11.

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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the nine months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 2000.

General

There were no sales from continuing operations for the quarter ended June 30, 2001. All operating divisions were disposed of during 1999 and 2000, and all operating activity was reclassified as discontinued operations. Since March 2, 2000, the Company decided to maintain its' situation as a reporting public company, and to reduce its' debt in order to make the Company attractive to private companies that would want to use Pen to go public. This approach is a major step to help maintain shareholder value in the Company's stock price.

The Company did enter into a Letter of Intent to reverse merge with a small private dot com company, perFORMplace.com, in the entertainment services business. A definitive agreement was signed in late August 2000 with the intent to obtain shareholder ratification at the next shareholders' meeting. However, on November 8, 2000, before the meeting could be held, perFORMplace.com terminated the merger.

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

Operating expenses. Operating expenses decreased during the first nine months of fiscal 2001 by approximately $775,239 as compared to same period FY 2000. This decrease was caused by a reduction in personnel, facilities and general tightening of corporate expenses.

Other income and expenses. Other income and expenses increased by $63,000 for the nine months ended March 31, 2001 as compared to the same period in the prior year. This increase is the Company's writing off $63,000 of notes receivable due from perFORMplace.com as uncollectable; consistent with its write off of previous advances to perFORMplace during the previous fiscal year. Other income and expense (related to discontinued operations) incurred during the first nine months of FY 2001 are reflected in the loss from discontinued operations of $28,540.

Net earnings (loss) and earnings (loss) per share. Net profit for the third fiscal quarter ended June 30, 2001 totaled $13,700 or $0.00 per share, compared with a loss of ($853,488) or ($0.04) per share for the third fiscal quarter of FY 2000. The decrease in the loss per share of $0.02 is caused by an increase in extinguishments of debt. Approximately $.02 of per share improvement is the result of an increase in the number of outstanding common shares.

Liquidity and Capital Resources

During the first nine months of FY 2001 the Company sustained losses of $454,399.

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

8. On April 5, 2001 the Company agreed to a settlement with Sony Recording Media Products in the amount of $35,086. Monthly payments of $5,000 beginning June15, 2001 until the payable is paid in full.

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


Item 2.  Changes in the Securities and Use of Proceeds.

         During the quarter 5,622,373,000 common shares were issued; 1,210,000 shares for services; and 262,000 shares for option/warrant exercises and 2,050,373 converted from Series A and B preferred stock. Additionally the Company issued convertible promissory notes for $125,000. Cash proceeds of $138,410 were utilized for corporate operations.

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

         The Company has reached agreement with its bank on the outstanding debt.

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


                                      PEN INTERCONNECT, INC.


         June 17, 2001        By:  /s/ Stephen J. Fryer
                                  ----------------------
                              Stephen J. Fryer, Chairman, CEO and
                                                Principal Accounting Officer

Exhibit 11
                             Pen Interconnect, Inc.

                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                             JUNE 30, 2001 AND 2000




                                            Three months ended                  Nine months ended
                                    June 30, 2001    June 30, 2000     June 30, 2001    June30, 2000
                                    -------------    -------------     -------------    ------------


Profit (loss) attributable to
Common stockholders                 $      13,700    $    (853,488)    $  ( 454,399)    $ (3,046,370)
                                    -------------    -------------     ------------     ------------

     Basic EPS

Common shares outstanding entire
period                                 34,454,731       21,243,443       27,596,946        9,638,114

Weighted average common shares
issued                                  5,622,373        2,267,897       10,092,188        5,950,067

Weighted average common shares
outstanding during period              40,077,104       23,511,340       37,689,134       15,588,181

Loss per common share                        (.01)            (.04)            (.01)            (.20)

    Diluted EPS

Weighted average common shares
outstanding during period-basic        40,077,104       23,511,340       37,689,134       15.588,181

Dilutive effect of stock options and
Warrants                                        0                0                0                0

Weighted average common shares
outstanding during period-diluted      40,077,104       23,511,340       37,689,134       15,588,181

Loss per common share-diluted                -                (.04)            (.01)            (.18)
