Form 10KSB
period 2001-09-30
AMANDA CO INC
filed 2002-01-14
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended   September 30, 2001
                                     -------------------

     [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                          ------------------------------------

                         Commission file number 1-14072

                             PEN INTERCONNECT, INC.
        (Exact name of small business issuer as specified in its charter)

UTAH                                          87-0430260
(State or other  jurisdiction of     (I.R.S. Employer Identification No)
incorporation or organization)

                      13765 Alton Parkway, Irvine CA.       92618
               (Address of Principal Executive Offices) (Zip Code)

                                 (949) 859-6279
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                     Common Stock, par value $0.01 per share
                              Common Stock Warrants

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes X   No
                                                                      ---    ---

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

     As of December 14, 2001, there were 311,282,242 shares of the Issuer's common stock, par value $0.01, issued and outstanding. The aggregate market value of the Issuer's voting stock held by non-affiliates of the Issuer was approximately $1,447,230 at the closing quotation for the Issuer's common stock of $0.014 December 14, 2001.

                DOCUMENTS INCORPORATED BY REFERENCE See Item 13 -
                        Exhibits and reports on form 8-K

                                   FORM 10-KSB

                             PEN INTERCONNECT, INC.

                                Table of Contents

                                                                            Page

      PART I

      1.   Description of Business                                             3

      2.   Description of Property                                             5

      3.   Legal Proceedings                                                   5

      4.   Submission of Matters to a Vote of Security Holders                 5

      PART II

      5.   Market for Common Equity and Related Stockholder Matters            6

      6.   Management's Discussion and Analysis or Plan of Operation           7

      7.   Financial Statements                                                9


      PART III

      9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act               9

      10.   Executive Compensation                                            11

      11.   Security Ownership of Certain Beneficial Owners and Management    12

      12.   Certain Relationships and Related Transactions                    12

      13.   Exhibits and Reports on Form 8-K                                  12

      Signatures                                                              14

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

     (A) BUSINESS DEVELOPMENT

     General

     Pen is at present a fully reporting public shell company. The company in 2001 negotiated the merger with The Automatic Answer, Inc., (tAA). tAA, located in Irvine, California, is a convergence and innovation technology company with roots in the voice-processing space. The Amanda, principal software product, is a client server telephony enabled software solution optimized for Microsoft's Windows operating systems. Utilizing the worldwide public switched telephone network and both Intranet and Internet computer based technologies, Amanda seamlessly integrates the computer and the telephone enabling the PC to be the communications medium. tAA currently has a network of 550 dealers that resell the Amanda line of products to the small business market and four distribution houses strategically located in the country serving more than 25,000 independent dealers. The Amanda software product has been sold to more than 55,000 small business users.

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

     During the last six (6) months of FY 2000, Pen focused on completing a merger and reducing its' debt through a stock for debt program with its' vendors. Seventy-six (76) percent of the vendors agreed to the program, thus reducing Pens' outstanding vendor debt from $3.2 million to $689,541. Pen issued 761,747 shares of unregistered common stock. In FY 2001 Pen issued 10,178 shares of common stock to pay vendor debt of $25,390.

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

     In May 2001, the Company and Finova reached an agreement, whereby the Company would pay $150,000, issue 250,000 shares of Pen's Common Stock and modify the strike price on 375,000 warrants to One Tenth of One Cent ($0.001). The expiration date for such warrants shall remain September 4, 2004. In return the Company received back from Finova, certain assets which do not have significant value as of the current date.

     (B) BUSINESS OF ISSUER

     (1)  Principal Products and Services

     For the year ended September 30, 2001, the Company had no products or services.

     (2) Business Strategy

     The Company, envisions, with the merger of The Automatic Answer Company, Inc., to build upon the current Amanda product line. The addition of other products as well as adding additional dealers and expanding its products internationally. The acquisition of other companies which would fit into the company's long-term strategy. In addition the Company expects to achieve continued growth by adding recurring service revenue to its base of equipment sales.

     (3) Employees

     Our success is dependent, in part, upon our ability to attract and retain qualified management and technical personnel. Competition for these personnel is intense, and we will be adversely affected if we are unable to attract key employees.

ITEM 2.  DESCRIPTION OF PROPERTY FACILITIES

     In February 1999, the Company's corporate offices moved into a building leased by its' InCirT division. After the Company was foreclosed on by its' bank, we were able to negotiate a month-to-month rental agreement with InCirT's landlord for approximately 2000 square feet in an industrial building in Irvine, California. In July, 2001, the Company moved it's corporate office to Irvine, California.

ITEM 3.  LEGAL PROCEEDINGS

     1. On October 28, 1999 Color Savvy Systems, Ltd., filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000, Color Savvy obtained a judgment against the Company for $165,750.
     2. On February 15, 2000, Amistar Corporation filed suit against the Company to recover $95,733 in uncontested past due vendor obligations. As of this writing, Amistar has accepted the Company's stock for debt offer.
     3. On March 21, 2000, Interworks Computer Products, Inc., filed suit to recover $35,771 in past due uncontested vendor obligations.
     4. On July 22, 2000, Force Electronics filed suit to recover $68,816 in past due uncontested vendor obligations, and obtained a judgment on September 15, 2000.
     5. Control Design Supply/Nedco filed suit to recover $6,788 in past due uncontested vendor obligations.
     6. On March 20, 2000, DHL Airways Inc. obtained a judgment in the amount of $3,868 for past due uncontested vendor obligation.
     7. On April 5, 2001, Sony Recording Media Products obtained a judgment against the Company in the amount of $35,000. The company has made payment totaling $25,000.

     On November 15, 1999, Alan L. Weaver, former CEO of Pen Interconnect, Inc., obtained a judgment against the Company in the amount of $118,500 for breach of a settlement agreement relative to Mr. Weavers' employment agreement with the Company. The Company has reserved $135,300 as a liability as of September 30, 2001 for this agreement as the company owes interest from the date of the judgment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were voted on by the shareholders at the annual meeting of the stockholders, which took place on August 30,2001:

     1. The election of six persons to serve as Directors on the Company's board of directors;
     2. The ratify the appointment of Pohl, McNabola, Berg & Company LLP as independent auditors for the Company, for the fiscal year ending
          September 30, 2001, for the purpose of auditing the financial statements and books of the Company, for, and during, the period ending on that date;
     3.   To vote on the merger with tAA Inc., by an exchange of shares;
     4. To vote on an amendment to the Company's certificate of incorporation to increase the number of shares of the Common Stock, authorized to be issued, to 500,000,000 shares;
     5. To approve an amendment to the Certificate of Incorporation in order to effect a stock combination (reverse split) of the Common Stock in an exchange ratio to be approved by the Board, ranging from one newly issued share for each two outstanding shares of Common Stock to one newly issued share for each ten outstanding shares of Common Stock;
     6. To vote on changing the Company name from Pen Interconnect, Inc., to The Amanda Company, Inc.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our common stock and warrants have been traded on the OTC Bulletin Board since they were de-listed from the National Association of Securities Dealers Automated Quotation system as of March 30, 1999. They were traded under the symbol "PENC:OB" for the common stock and "PENCW" for the warrants. On December 11, 2001, the stock symbols changed to AMND.OB for the common stock and AMND-W for the warrants The common stock and warrants were first publicly traded on November 17, 1995. The following table sets forth the range of high and low bids for our common stock for the last three years.

                                            High             Low
Fiscal Year 2000-Quarter Ended
September 30, 2001                         $0.04            $0.03
June 30, 2001                               0.05             0.04
March 31, 2001                              0.11             0.03
December 31, 2000                           0.19             0.02

Fiscal Year 1999-Quarter Ended
September 30, 2000                         $0.30            $0.17
June 30, 2000                               0.36             0.18
March 31, 2000                              0.55             0.20
December 31, 1999                           0.53             0.25

Fiscal Year 1998 Quarter Ended
September 30, 1999                         $0.81            $0.52
June 30, 1999                               1.19             0.78
March 31, 1999                              2.00             0.72
December 31, 1998                           2.50             0.77

     On December 14, 2001 the closing quotation for the common stock on the OTC Bulletin Board was $0.014 per share. As of December 14, 2001, there were 311,282,242 shares of common stock issued and outstanding, held by approximately 4,100 shareholders, including several holders who are nominees for an undetermined number of beneficial owners.

     On December 14, 2001, the closing quotation for the warrants was $0.002 per warrant. The Company extended the public warrants for one more year to November 17, 2002 as they were to expire on November 17, 2001. As of September 30, 2001, there were issued and outstanding public and private warrants to purchase 10,509,700 shares of the Company's common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the fiscal years ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

     Results of Operations

     Net sales and cost of sales: There were no sales from continuing operations for the years ended September 30, 2001 and 2000. All operating divisions were disposed of during 1999 and 2000, and all operating activity was reclassified as discontinued operations. Since March 2, 2000, the Company decided to maintain its' situation as a reporting public company, and to reduce its' debt in order to make the Company attractive to private companies that would want to use Pen to go public. This approach is designed to maintain shareholder value.

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

     The Company entered into Agreement to Acquire Shares with The Automatic Answer, Inc., a California company on April 10, 2001

     Since the disposition of the net assets and operations of our historical operations, the Company has reduced its' staff to two employees and one part-time financial consultant.

     Operating Expenses

     Since the foreclosure on the assets and the sale of its' operating divisions, the operating costs of the Company have been kept to a minimum, with two employees and limited travel and expenses. As a result, general and administrative expenses decreased from $1,733,596 to $787,591, a net change of 55%.

     Depreciation increased $771 from 2000 to 2001. Most of the Company's fixed assets were disposed of during 2000 and the remainder in 2001.

     Interest expense decreased $315,147 during 2001, primarily due to the foreclosure of the assets of its' InCirT division, and the resulting affect against the Company's line of credit. Interest expense of $43,048 resulted predominantly from the issuance of convertible debentures.

     The Company recorded in ,$320,500 loss from impairment due to the write-off of advances made to a merger candidate in 2000. In 2001, an additional amount of $63,000 was recognized as a loss relating to the same event.

     Other Income/Expenses

     As part of the merger between the Company and tAA, the Company made several loans to tAA in 2001 totaling $461,200. The loans were used to fund tAA's pre-merger operations. The merger was effective October 1, 2001 and these loans will be eliminated upon the consolidations of the two companies. The $461,2000 was expensed as acquisition expense.

     The Company recorded a $135,300 loss in FY 2000 from a lawsuit brought by a former executive of the Company.

     Losses from discontinued operations decreased to $497,827 in 2000 from $5,695,148 in 1999. The Company disposed of two divisions during 1999 and the remaining two divisions early in 2000.

     Losses on the disposal of the Company's two remaining operating divisions in 2000 was $776,384.

     Extraordinary Income

     The Company recorded a gain from extinguishments of debt of $149,642 in 2001 and $2,018,547 during 2000 resulting from the conversion of vendor payables to equity.

     Net Loss and Loss Per Share

     Net loss and loss per share. Net losses decreased to $1,294,784 or $0.03 per common share in fiscal year 2000 from $1,891,199 or $0.10 per common share in fiscal year 2000; a decrease of $596,415 or $0.07 per share. Decreased losses result from a reduction in operating expenses as the Company sought merger candidates.

     Liquidity and Capital Resources

     The Company had negative working capital at September 30, 2001 of $2,377692 compared to negative working capital of $1,977,914 at September 30, 2000 for a decrease in working capital of $399,778. The decrease is due to the raising of additional capital through the issuance of convertible debentures which allowed the company to have sufficient working capital to pay salaries, office rent and other expenses while the company looked for a merger partner.

     During fiscal 2001 Pen continued to experience cash flow problems. For most of fiscal 2000, the market price of Pen's stock was sufficient to raise additional funds to support the negative cash flow from operations. Pen's stock price has continued to decline since Pen's securities were de-listed from the NASDAQ National Market in March of 1999.

     In March 2000, because of Pens' inability to clear the default notice, our bank, Finova Capital caused a pre-packaged foreclosure of all of Pens' assets, including the take-over of our largest division, InCirT, which was subsequently sold to ADTI, a subsidiary of Comtel Holdings, Inc. Since that time, Pen has maintained its' fully reporting public status and sought a new asset/company that would benefit from a merger with a public company.

     Additional capital infusions will be necessary if the Company is to continue its' Operations. The investors which purchased the preferred stock in FY99 have been willing to continue limited funding to assist the Company. There is no guarantee that this will continue for any sustained period. If Pen cannot raise additional funding, Pen will have to seek bankruptcy protection.

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements and supplementary data are included beginning at page A.

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

      Name                    Age               Position

      Stephen J. Fryer         63               Chairman of the Board, Chief
                                                Executive Officer
                                                And Principal Accounting
                                                Officer

      Brian Bonar              53               Director

      Jose Candia              52               Director

      David Woo                39               Director

      Bill Prevot              57               Director

      Tim Morgan               42               Director

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

          Jose Candia was appointed a director of the Company on August 30, 2001. Mr. Candia currently serves as CEO and President of The Amanda Company, Inc. He brings 20 years of experience in the telecommunications and business arena. He was Senior V.P. of Sales and Operations for Centrecom. com, a VOLP enterprise. Mr. Candia directed a sales force of over 250 individuals for AT&T Wireless/L.A. Cellular; managed the western regions of Mitel, Intecom-Matra and United Technologies Communications; directed the national sales efforts for Fujitsu Communications Company and managed overseas for Warner-Lambert International. Mr. Candia has a business administration degree from Northwood University, Midland, Michigan and a business management degree from the Institoto Superior De Administracion Y Productividad in Lima, Peru.

          David Woo, was appointed Chairman of the Board of the Company on August 30, 2001. Mr. Woo was the Founder and CEO of tAA. He received his Bachelors Degree in Computer Science from Columbia College, Columbia University.

          Bill Prevot was appointed a director of the Company on August 30, 2001. Mr. Prevot recently served as Chief Operating Officer of OhGolly.com. He brings more than eleven years of experience from AT&T Wireless and the cellular telephone industry, where he has served as Vice President of Customer Care, Chief Information Officer and Director of Administration and Operations, overseeing staff expansion of over 300% to accommodate the rapid growth of this division and customer responsiveness.

          E. Timothy Morgan was appointed a director of the Company on August 30, 2001. Mr. Morgan is a Founder and Senior Vice President of Advanced Research at Mr. Morgan has over twenty years experience in computer programming and soft ware engineering. His work in concurrent software design includes software tools and authoring of several publications explicity for the analysis of concurrent systems.

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

                           Summary Compensation Table

                               Annual Compensation
      Name and Principal        Fiscal Year       Salary          Bonus

      Stephen J. Fryer          2001             $ 63,267        $     0
      President & CEO           1200              148,802          4,116
                                1999              139,000         17,304

      Jim Pendleton (1)         1999              139,666              0
      Chairman/CEO

      Mehrdad Mobasseri (1)     1999               96,000         89,282
      President-InCirT


      Alan Weaver (1)           1999              100,000         30,881
      Vice President

o The tables above do not include certain insurance, the use of a car, and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's salary and bonus.

     (1)  - Resigned in 1999/2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of September 30, 2001, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees and executive officers, as a group, as reported by each such person. Unless otherwise indicated, each stockholder's address is c/o the Company, 13765 Alton Parkway, Suite F Irvine, CA. 92618.

 Name and Address of             Amount and Nature of       Amount Issuable on           Percentage of
  Beneficial Owner                  Beneficial Owner         Exercise of Options     Outstanding Common stock
-----------------------------  ------------------------- -------------------------- -------------------------
Steven Fryer                        3,092,500                                               1.0
Brian Bonner                        1,150,000                                                .4
E. Timothy Morgan                  43,344,769                                              13.9
David L. Woo                       55,786,309                                              17.9

All Officers and Directors as
 A Group (4 persons)              103,373,578                                              33.2

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

ITEM 13 - Index of Exhibits and Reports on Form 8-K

     (a)  Reports on Form 8-K

          Reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.

     (b)  Exhibits

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

         Exhibit
          No.                 Description

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

      10.18 2000 Consulting Services Agreement and compensation plan for outside consultants. (Incorporated by reference to Form S-8 filed May 17, 2000.

      10.19 2001 Consulting and Advisors Service Agreement for outside consultants (Incorporated by reference to Form S-8 filed on May 19, 2001; Form S-8 filed on August 14, 2001; Form S-8 filed on February 23, 2001 and Form S-8 filed on January 25, 2001.

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:   January 11, 2002           PEN INTERCONNECT, INC.



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



      Date:  January 11, 2002            By:/s/ Stephen J. Fryer
                                            Stephen J. Fryer
                                            Chairman, CEO and
                                            Chief Accounting Officer

      Date:  January 11, 2002            By:/s/ Brian Bonar
                                            Brian Bonar
                                            Director


      Date:  January 11, 2002            By:/s/ Jose M. Candia
                                           Jose M. Candia
                                           Director

      Date:  January 11, 2002            By:/s/ David L. Woo
                                            David L.Woo
                                            Director

      Date:  January 11, 2002            By:/s/ Bill Prevot
                                            Bill Prevot
                                            Director

      Date:  January 11, 2002            By:/s/ E. Timothy Morgan
                                            E. Timothy Morgan
                                            Director

                             Pen Interconnect, Inc.

                          AUDITED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2001 AND 2000




                                     Page A

                             PEN INTERCONNECT, INC.

                          AUDITED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000





                                                                          Page

         Report of Independent Auditors.....................................1


         Balance Sheets.....................................................2


         Statements of Operations and Retained Earnings...................3-4


         Consolidated Statement of Stockholders Equity ...................5-6


         Statements of Cash Flows.........................................7-9


         Notes to Financial Statements..................................10-31

                         Report of Independent Auditors



Board of Directors
Pen Interconnect, Inc.
Irvine, California

We have audited the accompanying balance sheets of Pen Interconnect, Inc., a Utah Corporation, as of September 30, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the management of Pen Interconnect, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pen Interconnect, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. The Company has a stockholders' deficit of ($2,313,110) and ($1,977,041) and its current liabilities exceeded its current assets by $817,888 and $972,729 as of September 30, 2001 and 2000, respectively. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Pohl, McNabola, Berg & Company LLP
San Francisco, California
January 11, 2002

                             Pen Interconnect, Inc.
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2001 AND 2000



                                                  ASSETS

                                                                                2001             2000
                                                                          ----------------------------------
Current assets:
 Cash and cash equivalents (Note 1)                                       $         6,839  $       9,319
                                                                          ----------------------------------

  Total Current Assets                                                              6,839          9,319
                                                                          ----------------------------------

Property and equipment, net of accumulated depreciation (Note 1)                        -            874
Discontinued operations                                                                 -          9,605
                                                                          ----------------------------------

   Total assets                                                           $         6,839  $      19,798
                                                                          ==================================


                                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
 Accounts payable                                                                 176,017        200,751
 Accrued liabilities                                                              648,710        781,296
                                                                          ----------------------------------
  Total current liabilities                                                       824,727        982,047

 Convertible debentures                                                           800,000        150,000
 Advances payable                                                                  40,000              -
                                                                          ----------------------------------
  Total non-current liabilities                                                   840,000        150,000

 Liabilities from discontinued operations                                         655,222        864,791
                                                                          ----------------------------------

  Total liabilities                                                             2,319,949      1,996,838

 Stockholders deficit:
 Convertible preferred stock, $.01 par value, authorized 5,000,000 shares Series A, issued and outstanding, 91 shares in 2001
  And 130 shares in 2000                                                                1              1
  Series B, issued and outstanding, 886 shares in 2001
   and 926 shares in 2000                                                               9              9
 Common stock, $.01 par value, authorized 50,000,000 shares
  issued and outstanding 49,873,603 shares in 2001
  and 27,596,946 shares in 2000                                                   498,736        275,969
 Additional paid in capital                                                    20,008,060     19,282,402

 Accumulated deficit                                                          (22,819,916)   (21,535,421)
                                                                          ----------------------------------
  Total stockholders' deficit                                                  (2,313,110)    (1,977,040)
                                                                          ----------------------------------

  Total liabilities and stockholders' deficit                             $         6,839  $      19,798
                                                                          ==================================




   The accompanying notes are an integral part of these financial statements.
                                     - 2 -

                             Pen Interconnect, Inc.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                             2001                 2000
                                                                      ------------------- ---------------------

Revenues:
   Net revenues (Note 1)                                              $              -     $                -
   Costs of revenues                                                                 -                      -
                                                                      ------------------- ---------------------
                                                                                     -                      -
                                                                      ------------------- ---------------------

General and administrative expenses                                            951,355              1,733,596
Depreciation                                                                       874                    103
                                                                      ------------------- ---------------------
     Loss from operations                                                      952,229              1,733,699

Other income and expense
   Interest (income) expense                                                    33,048                358,195
   Acquisition Expense                                                         461,200                      -
   Loss on impairment                                                           63,000                320,500
   Loss on lawsuit                                                                   -                135,300
   Liquidation damage waiver                                                         -                 86,941
                                                                      ------------------- ---------------------
     Total other income and expense                                            557,248                900,936

     Loss from continuing operations before income taxes                     1,509,477              2,634,635
     Income Taxes                                                                  800                    900
                                                                      ------------------- ---------------------
       Loss from continuing operations                                       1,510,277              2,635,535

     (Gain) loss from discontinued operations, net of taxes of $-0-
       InCirT                                                                  (65,851)                     -
       Powerstream                                                                    -               269,356
                                                                      ------------------- ---------------------
          Total (gain) loss from discontinued operations                       (65,851)               269,356



                                   (continued)

   The accompanying notes are an integral part of these financial statements.
                                      -3-

                             Pen Interconnect, Inc.
                      STATEMENTS OF OPERATIONS (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                        2001             2000
                                                                 ------------------------------------
  Loss from foreclosed segment:
  InCirT                                                                          -        228,471

  (Gain) loss from disposal of discontinued operations, net of taxes of $-0-
  Powerstream                                                                     -        963,027
  InCirT                                                                          -       (186,643)
                                                                 ------------------------------------
     Total loss from disposal of discontinued operations                          -        776,384

        Total (gain) loss from discontinued operations                      (65,851)     1,274,211
                                                                 ------------------------------------

 Net loss before extraordinary item                                       1,444,426      3,909,746
                                                                 ------------------------------------

 Extinguishment of debt                                                    (149,642)    (2,018,547)

 Net loss                                                         $       1,294,784 $    1,891,199
                                                                 ====================================

Earnings per share, basic and fully diluted:


 Loss before discontinued items and extraordinary item           $          (0.03)  $        (0.14)
 Loss from discontinued items                                                -               (0.07)
                                                                 ------------------------------------
  Loss before extraordinary item                                            (0.03)           (0.21)
                                                                 ------------------------------------

 Extinguishment of debt                                                      -                0.11
                                                                 ------------------------------------

 Net loss per share                                              $          (0.03)  $        (0.10)
                                                                 ====================================

 Shares used in per share calculation - basic and fully diluted        37,701,171       18,556,461
                                                                 ====================================


   The accompanying notes are an integral part of these financial statements.
                                      -4-

                             Pen Interconnect, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                                                 Retained
                                               Common               Preferred        Additional  earnings
                                                Stock                 Stock           paid-in  (accumulated
                                          Shares       Amount     Shares    Amount    Capital    deficit)       Total
                                       ------------- ------------------------------- -------------------------------------
 Balance September 30, 1999              9,638,114   $ 96,381        2,800 $    28  $17,447,876$ (19,354,413)$(1,810,128)
                                       ------------- ---------------------------------------------------------------------


 Conversion of Preferred Stock -
Series B                                   411,112      4,111          (74)     (1)     (4,111)                      (1)

 Conversion of Preferred Stock -
Series A                                 9,057,654     90,577       (1,670)    (17)    (90,577)                     (17)

 Common stock issued in lieu of
    preferred stock dividend payable       349,323      3,493                           61,088                   64,581

 Compensation expense recognized
    on repricing of options and
warrants                                                                               339,822                  339,822

 Conversion of warrants - Preferred
    Stock Series A into common stock       315,000      3,150                           83,792                   86,942

 Exercise of stock options               1,150,000     11,500                          254,941                  266,441

 Exercise of warrants                    2,766,668     27,667                          273,451                  301,118

 Common stock issued for services        1,760,193     17,602                          416,372                  433,974

 Conversion of trade payables and debt
    into common stock                    1,061,747     10,617                          250,655                  261,272

 Sale of common stock                    1,087,135     10,871                          206,843                  217,714

 Dividends on Preferred Stock                                                                       (289,809)  (289,809)

 Stock options granted as compensation                                                  42,250                   42,250

 Net loss                                                                                         (1,891,199) (1,891,199)
                                       ------------- ---------------------------------------------------------------------

 Balance September 30, 2000             27,596,946   $275,969        1,056 $    10  $19,282,402$ (21,535,421)$(1,977,040)
                                       ============= =====================================================================


   The accompanying notes are an integral part of these financial statements.
                                      -5-

                             Pen Interconnect, Inc.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                                                    Retained
                                                       Common            Preferred     Additional   earnings
                                                       Stock               Stock         paid-in  (accumulated
                                                  Shares     Amount  Shares   Amount     Capital    deficit)        Total
                                               --------------------------------------- ---------------------------------------
 Balance September 30, 2000                     27,596,946$  275,969   1,056 $   10  $ 19,282,402 $(21,535,421)$ (1,977,040)
                                               -------------------------------------------------------------------------------

 Conversion of Preferred Stock - Series B        1,617,648    16,177     (40)     -       (16,177)                        -

 Conversion of Preferred Stock - Series A        1,667,039    16,670     (39)     -       (16,670)                        -

 Exercise of options                               346,000     3,460                       40,882                    44,342

 Exercise of warrants                           16,102,251   161,023                      483,162                   644,185

 Common stock issued for services                  683,950     6,840                       21,920                    28,760

 Conversion of trade payables and debt
     into common stock                             760,178     7,602                       15,776                    23,378

 Stock granted as compensation                   1,100,000    11,000                       33,000                    44,000

 Compensation expense granted on options and
warrants                                                                                  163,765                   163,765

 Preferred dividend adjustment                                                                         10,289        10,289

 Other                                                (409)       (4)                                                    (4)

 Net loss                                                                                          (1,294,784)   (1,294,784)
                                               -------------------------------------------------------------------------------

 Balance September 30, 2001                     49,873,603$  498,736     977 $   10  $ 20,008,060 $(22,819,916)$ (2,313,110)
                                               ===============================================================================


   The accompanying notes are an integral part of these financial statements.
                                      -6-

                             Pen Interconnect, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        AS OF SEPTEMBER 30, 2001 AND 2000



                                                                                   2001                2000
                                                                            ----------------------------------------

Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities
  Net loss                                                                   $      (1,294,784) $       (1,891,199)
  Adjustments to reconcile net loss to net cash used                                                              .
   in operating activities
   Depreciation and amortization                                                           874              90,514

   Allowance for note receivable                                                             -             320,500



   Common stock issued for services                                                     28,760             433,974
   Compensation expense granted on options and warrants                                163,765                   -
   Extinguishment of debt                                                                    -          (2,018,547)
   Conversion of warrants                                                                    -              86,941
   Debt conversion to common stock                                                      23,378             261,272
   Common stock issued for dividends payable                                                 -              64,581


   Common stock issued in lieu of compensation                                          44,000                   -
   Stock options issued for services at below the fair market value
    of the stock on the date of the grant and repricing of options                           -             382,071
   Discontinued operations
   Loss on sale of divisions                                                                 -            (186,643)
   Loss on foreclosure of division                                                           -             963,027
   Changes in assets and liabilities
   Trade accounts receivable                                                                 -             790,429
   Inventories                                                                               -           1,300,987
   Prepaid expenses and other current assets                                             9,605               9,171
   Accounts payable                                                                   (234,303)          1,861,945
   Accrued liabilities                                                                (132,586)           (141,401)
                                                                            ----------------------------------------

   Cash flow generated by (used in) operating activities                            (1,391,292)          2,327,622
                                                                            ----------------------------------------


Cash flow from investing activities:
  Advances to perFORMplace                                                                   -             320,500
  Collections of notes receivable                                                            -            (374,567)
  Proceeds from sale of divisions                                                            -              75,689
                                                                            ----------------------------------------

   Net cash generated by investing activities                                                -              21,622
                                                                            ----------------------------------------

                                   (continued)


   The accompanying notes are an integral part of these financial statemens.
                                      -7-

                             Pen Interconnect, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        AS OF SEPTEMBER 30, 2001 AND 2000



Cash flow from financing activities:
 Issuance of preferred stock                                                            -             (18)
 Proceeds from issuance of common stock                                                 -         217,714
 Proceeds from convertible debenture                                              650,000         150,000
 Proceed from advances                                                             40,000
 Net change in line of credit                                                           -      (1,840,467)
 Net change in long-term debt obligations                                               -      (1,611,010)
 Preferred dividends adjustment                                                    10,285               -
 Exercise of warrants                                                             644,185         301,117
 Exercise of stock options                                                         44,342         266,440
                                                                        ------------------------------------

        Net cash provided (consumed) in financing activities                    1,388,812      (2,516,224)
                                                                        ------------------------------------

        Net (decrease) in cash and cash equivalents                                (2,480)       (166,980)
                                                                        ------------------------------------

        Cash and cash equivalents at beginning of year                              9,319         176,299
                                                                        ------------------------------------

        Cash and cash equivalents at end of year                         $          6,839 $         9,319
                                                                        ====================================


Supplementary disclosures of cash flow information
 Cash paid during the year for
  Interest                                                               $              - $       360,296
  Income taxes                                                           $            800 $           900

 Sale of Division
          On January 21, 2000, the Company sold substantially all of the assets and certain liabilities of its Powerstream division (Note 3, 9) noted as follows:

     Cash                                                                                 $              -
     Accounts receivable, net                                                                      142,017
     Inventories                                                                                    74,262
     Note Receivable                                                                                 9,017
     Property, equipment and leaseholds, net                                                        69,229
     Accounts Payable                                                                             (166,661)
     Unearned revenue                                                                             (216,000)
     Note payable                                                                                  (14,820)
     Capital leases                                                                                 (7,998)
                                                                                          ------------------
        Net gain on sale of Division                                                              (110,954)
     Less consideration received
        Note receivable                                                                   $             -
        Cash                                                                                       75,689
                                                                                          ------------------

     (Gain) on sale of division                                                           $      (186,643)
                                                                                          ==================


   The accompanying notes are an integral part of these financial statements.
                                      -8-

                             Pen Interconnect, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                        AS OF SEPTEMBER 30, 2001 AND 2000


Foreclosure of Division

          On March 3, 2000, the Company's InCirT Division was foreclosed and substantially all of the assets and liabilities were turned over to a secured lender (Note 3, 9). The value of the assets and liabilities transferred were as follows:


Accounts receivable, net                                                        $        2,038,322
Inventories                                                                              2,875,412
Notes receivable                                                                           299,662
Property, equipment and leaseholds, net                                                    959,758
Accounts payable                                                                        (2,614,032)
Other debt obligations                                                                  (2,596,095)
                                                                                -----------------------

      Loss on foreclosure of division                                           $         (963,027)
                                                                                =======================


 Conversion of debt and trade payables

          During 2001, debt and trade payables in the amount of $23,378 were converted in to 760,178 shares of common stock. During fiscal year 2000, debt and trade payables in the amount of $261,272 were converted into 1,061,747 shares of common stock.


                                                                               2001                2000
                                                                        ------------------- -------------------
    The following are the other non-cash charges to common stock:
    Conversion of preferred stock into common stock                     $                   $            (18)
    Common stock issued in lieu of dividends payable                                                  64,581
    Conversion of warrants-preferred stock into common stock                                          86,941
    Common stock issued and warrants converted for services                       151,395            433,974
    Common stock issued for compensation                                           44,000                  -
    Compensation expense on stock options                                         163,765                  -
    Compensation expense on repricing of options and warrants                           -            339,822


   The accompanying notes are an integral part of these financial statements.
                                      -9-

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


1.   Organization and Summary of Significant Accounting Principles

Organization

Pen Interconnect, Inc. ("the Company" or "Pen") was incorporated on September 30, 1985, in the State of Utah. Through March 3, 2000, the date of foreclosure of its last operating division, the Company was a total interconnection solution provider offering custom design and manufacturing of circuit boards, battery chargers, power supplies and uninterrupted power supply systems for original equipment manufacturers. Most of the Company's sales, before the closure of its operating divisions, consisted of printed circuit boards.

The Company experienced severe cash flow problems for several years and in an attempt to satisfy the demands of its creditors, sold three of its operating divisions, noted as follows:

      Division Name                 Date Sold
     ---------------------------    -------------------------
      Cable Davison                 January 31, 1999
      MOTO-SAT                      September 30, 1999
      Powerstream                   January 21, 2000

On March 3, 2000 the Company and its secured asset based lender, Finova Capital, entered into a voluntary foreclosure in which all the assets in the Company's last remaining division, InCirt, was transferred to Finova to satisfy the revolving credit and term loans held by the bank In a subsequent agreement, dated May 31, 2001 Finova Capital and Pen Interconnect agreed to a final settlement of all claims between them.

During the second quarter of FY2000, the Company announced a change in its strategic direction and began seeking merger candidates with new technologies. On March 29, 2000, the Company announced the signing of a letter of intent to acquire perFORMplace.com, a privately held Internet provider of electronic business-to-business services to the entertainment industry. On November 11, 2000, perFORMplace.com informed the Company that it had decided not to pursue the merger.

The Company subsequently signed a merger agreement with the The Automatic Answer, Inc. ("tAA"). tAA, a distributor of voice mail systems, has developed a client service based software products that are used in a Microsoft Window's environment. The Company's products include voice mail, automated attendant, call control, messaging and voice over Internet. The merger with tAA was effective October 1, 2001.

Basis of Presentation

The financial statements include the corporate operations of Pen Interconnect as continuing operations. All the remaining activity from the Company's prior operating divisions, including Cable, MOTO SAT, Powerstream and InCirt have been disclosed as discontinued operations in the financial statements for the years ended September 30, 2000 and 2001. During 2001, activity from discontinued operations was limited to the settlement of accounts payable.

                             PEN INTERCONNECT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


1.   Organization and Summary of Significant Accounting Principles (continued)

Basis of Presentation (continued)

Transactions related to the October 1, 2001 merger with tAA consist solely of advances from the Company to tAA to cover tAA's operating expenses during the pre-merger period. These advances have been expensed as acquisition expense.

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

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


1.   Organization and Summary of Significant Accounting Principles (continued)

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

Financial Instruments

Cash and cash equivalents, trade accounts payable, and accrued liabilities are reflected in the financial statements at cost that approximates fair value.

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

In March 2000, the FASB released Interpretation No.44, " Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APE Opinion No.25. The provisions of this Interpretation are effective July 1, 2000, and except for specific transactions noted in paragraphs 94-96 of this Interpretation, shall be applied prospectively to new awards, exchanges of awards in business combinations, modifications to an outstanding award, and exchanges in grantee status that occur on or after that date.

Certain events and practices covered in this Interpretation have different application dates, and events that occur after an application date but prior to July 1, 2000, shall be recognized only on a prospective basis. Accordingly, no adjustment shall be made upon initial application of the Interpretation to financial statements for periods prior to July 1, 2000. Thus, any compensation cost measured upon initial application of this Interpretation that is attributed to periods prior to July 1, 2000 shall not be recognized. The Company has adopted the provisions of this Interpretation starting July 1,2000.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


1.   Organization and Summary of Significant Accounting Principles (continued)

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of changes in equity from non-owner sources in the financial statements. The Company does not have any components of comprehensive income in 2001 or 2000.

Valuation of Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

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

Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, inventory obsolescence, estimated lives for fixed assets, goodwill and intangibles, the liabilities posed by lawsuits and collection of contingent assets. Actual results could differ from these estimates.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


1.   Organization and Summary of Significant Accounting Principles (continued)

Advertising

The Company did not incur any significant amount of advertising expenses.

Earnings per share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period.

Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and warrants.

Certain of The Company's stock options were excluded from the calculation of diluted earnings per share because they were antidilutive, but these options could be dilutive in the future.

Segment and geographic information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders, on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas and major customers. Segment disclosures have been provided for discontinued operations.

Recent pronouncements

In June 1998, the Financial Accounting Standard Board (FASB) issued Statement No. 133, "Accounting for the Derivative Instruments and Hedging Activities". The Statement will require The Company to recognize all derivatives on the balance sheet at fair value. This statement is effective for fiscal years beginning after June 15, 2000, and has been adopted by The Company for the years ending September 30, 2001 and 2000. The management does not anticipate that the adoption of the new Statement will have a significant effect on The Company's revenues and earnings, as The Company currently does not have any derivative instruments.

The FASB issued SFAS No. 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. The Company evaluated SFAS No. 131 and determined that the Company operates in only one segment.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


1.   Organization and Summary of Significant Accounting Principles (continued)


In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead tested for impairment at least annually in accordance with the provisions of FAS No. 142. FAS No. 142 will also require that intangible assets with definite lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The Company will continue to amortize goodwill existing at September 30, 2001 until the new standard is adopted and test goodwill for impairment in accordance with SFAS No. 121. The Company is currently evaluating the effect that adoption of the provisions of FAS No. 142 will have on its results of operations and financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAFS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in APB opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. Such reclassifications had no effect on net income as previously reported.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


2.   Financial Results and Liquidity

The Company has incurred net losses of $1,294,784, $1,891,199, in 2001 and 2000, respectively. In addition, the Company has a stockholders' deficit of $2,313,110 and $1,977,041 and a working capital deficit of $817,888 and $972,729 as of September 30, 2001 and 2000, respectively. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operations, including its combined operations with tAA once the merger becomes effective, continue to generate operating losses and to use rather than provide cash flow. The Company has issued common stock, preferred stock, debentures and convertible debt in exchange for cash and services to provide the necessary resources and working capital to help meet its strategic goals and to meet its current obligations.

While the Company continues to seek additional equity capital, there can be no assurance that The Company will be successful. Without an infusion of sufficient additional capital, the Company will not be able to continue as a going concern. The financial statements do not include any adjustments that might be necessary should The Company be unable to continue as a going concern.

3. Disposition of Operating Divisions

Cable Division

Effective January 31, 1999, the Company sold substantially all of the assets and certain of the liabilities of its Cable Division to Cables To Go, Inc (CTG). Net assets of $2,732,059 were sold for $1,075,000 in cash and a royalty payment contingent upon the future revenues of the Cable Division. $150,000 of the royalty payment was guaranteed and has been recorded by the Company as a note receivable from CTG. CTG agreed to use and compensate the Company for an additional $558,747 of the net assets contingent upon certain of its future operating needs. The Company originally recorded a loss of $948,312 upon disposition of the Cable Division but has adjusted the loss to $1,507,059 based on its determination that CTG will not use nor compensate the Company for the additional $558,747 of net assets.

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

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


3.   Disposition of Operating Divisions (continued)

Powerstream Division

Effective January 21, 2000, the Company sold substantially all of the assets and liabilities of its Powerstream Division to Lund Instrument Engineering, Inc. The net assets of $ (110,954) were sold for cash of $75,689 plus a royalties ranging from 8% to 16% of the gross profits generated by the sale of certain products for a period of three years subsequent to the sale subject to certain adjustments. The Company recognized a gain of $186,643 upon the disposition of the PowerStream division. Cash proceeds were used to pay down a note due to a secured lender.

InCirt Division

The Company had been operating under a default notice with its asset-based lender, Finova Capital, since September 1999, when the Company began seeking buyers for its two remaining divisions PowerStream and InCirT. In February of 2000, a Letter of Intent to sell the InCirT division to another contract manufacturer was terminated. The Company then solicited a competitor to purchase most of the assets and to negotiate a supplier agreement with the Company's largest account as part of a voluntary foreclosure of all the remaining assets of the Company, for which Finova had a perfected security interest. The Company recognized a loss of $963,027 during 2000 resulting from the foreclosure of the InCirT division.

4.   Concentrations

Financial instruments that potentially subject The Company to concentration of credit risk include cash deposits in excess of FDIC limits and short-term investments. The Company restricts investment of cash balances to financial institutions with high credit standing.

5.   Investment in tAA

The Company concluded a merger agreement with The Automatic Answer, Inc. (tAA), a distributor of voice mail systems and other telephone products, on April 13, 2001. Under the agreement, the Company will give up sixty-seven percent (67%) of its shares to acquire tAA subject to the adjustment, noted below. Certain of tAA's debt holders are to convert their outstanding notes to a new class of preferred shares within 120 days after the close of the transaction.

The number of shares that the Company will give to tAA will be adjusted if the average closing price of the Company's stock, in the aggregate, for the 60 days after the close of the transaction, falls below $10,000,000.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


5.   Investment in tAA (continued)

As part of the transaction, the Company made several loans to tAA totaling $461,200. The loans were used to fund tAA's pre-merger cash flow.

The merger was effective October 1, 2001 and these loans are eliminated upon the consolidation of the two companies. These financial statements classify the $461,200 as acquisition expenses. The transaction will be accounted for as a reverse merger with tAA as the surviving entity. Pen shareholders will retain approximately 7% of the merged company.

6.   Foreclosure

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

The Company continued operating under a default notice with its Lender as it disposed of its remaining operating divisions. Finova and the Company agreed to a voluntary foreclosure of all the remaining assets of the Company, for which Finova had a perfected security interest. The Company's September 30, 2000 balance sheet reflects the transfer of all collateral assets to Finova and the Company recognized an equal offset of the bank's line of credit balance and term loans owed by the Company. The Company recorded a loss on transfer of assets of $900,000.

During 2001, the Company negotiated an agreement with the Lender, which resulted in the complete satisfaction of all the debt with the Lender in exchange for $150,000, of which $40,000 remains unpaid as of September 30, 2001. The agreement also includes the issuance of 250,000 additional share of common stock, the repricing of 350,000 warrants from $1.00 to $.001, and the issuance of an additional 150,000 warrants at $.001.

Finova also transferred back to the Company rights to recover certain assets owned by the Company prior to the foreclosure. These assets, which have an estimated original book value of $800,000, have been fully reserved as of September 30, 2001.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


7.   Long Lived Assets

On an ongoing basis, management reviews the valuation of long-lived assets, including intangible assets, to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets and necessary adjustments, if any, are recorded. Based upon operating losses from certain divisions, continued cash flow problems and managements decision to negotiate the sale of other divisions, the Company reduced the carrying costs of certain of its long-lived assets by $320,500 in 2000 to better reflect management's current expectations for the realization of these assets. The adjustments relate to assets of the Company's various discontinued divisions and to assets from continuing operations.

During 2001, the Company decided to fully reserve the balance of amounts due from perFORMplace.com. The Company had signed a Letter of Intent with perFormplace.com during April 2000 providing for a reverse merger of the two companies. On November 8, 2000, perFormplace.com terminated the agreement.

The following is a summary of the assets charged-off to impairment for the years ended December 31:

                                       2001                    2000
                                 -----------------    -------------------

          Goodwill               $            -       $               -
          Investments                    63,000                 320,500
                                 -----------------    -------------------

                                 $       63,000       $         320,500
                                 =================    ===================

8.   Operating Leases

The Company rents office space on a monthly basis. There are no long-term lease commitments.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


9.   Discontinued Operations

With the sale of its Cable and MOTO SAT operations during 1999 and the sale of Powerstream operation and the foreclosure of its InCirt division in 2000 (See Footnote 3), all of the operating divisions of the Company have been classified as discontinued operations.

Following is a summary of the operating activity and the discontinued assets and liabilities of these operations:

                                                      2001                      2000
                                              ---------------------     ---------------------

                Revenues:
                InCirT Division               $                 -       $        6,674,890
                Cable Division                                  -                        -
                Other Divisions                                 -                   50,489
                                              ---------------------     ---------------------

                                              $                 -       $        6,725,379


                Gross Profit:
                InCirT Division               $                 -       $        1,160,301
                Cable Division                                  -                        -
                Other Divisions                                 -                   17,818
                                              ---------------------     ---------------------

                                              $                 -       $        1,178,119

                Indentifiable Assets:
                InCirT Division               $                 -       $            9,605
                Cable Division                                  -                        -
                Other Divisions                                 -                        -
                                              ---------------------     ---------------------

                                              $                 -       $            9,605

                Identifiable Liabilities:
                InCirT Division               $          (655,222)      $         (864,791)
                Cable Division                                  -                        -
                Other Divisions                                 -                        -
                                              ---------------------     ---------------------

                                              $          (655,222)      $         (864,791)
                                              =====================     =====================

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


9.   Discontinued Operations (continued)

                                                                    2001                 2000
                                                               ----------------   -------------------
              Assets from Discontinued Operations
                   Prepaid Expenses                            $            -     $           9,605
                                                               ----------------   -------------------

                                                               $            -     $           9,605
                                                               ================   ===================


              Liabilities from Discontinued Operations
                   Accounts Payable                            $      655,222     $         864,791
                                                               ----------------   -------------------

                                                               $      655,222     $         864,791
                                                               ================   ===================

During 2001, activity from discontinued operations was limited to the settlement of accounts payable.

10.  Related Party Transactions

Stephen J. Fryer, former Chairman, CEO, President and Chief Accounting Officer, received options for 4,700,000 shares in 2001.

Brian Bonar and Milton Haber, Directors of Pen, received 500,000 shares of common stock for their continued service as Board Members. Additionally, Mr. Bonar received options for 500,000 shares of the Company's common stock.

Brian Bonar has been a Director with Pen since January 2000 and is also Chairman of the Board at Itec. As of the foreclosure date, Itec owed InCirT/Pen $850,000 for services performed by InCirT. During the year, the Company received payments of $93,000 from Itek.

11.  Convertible Debentures

During 2001, the Company issued $800,000 in new one-year convertible debentures with interest rates ranging from 7% to 8%, payable quarterly. These debentures are convertible in the Company's common stock at the lower of $.04 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion. All these debentures are redeemable in cash due one year from the date of issuance.

In August 2000, the Company entered into a convertible debenture agreement for $600,000 in exchange for 4,000,000 shares of the Company's common stock. The convertible debenture has an interest rate of 7% per annum. The debenture is convertible into common stock at the lesser of $0.15 per share or 70% of market price on the conversion date.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


12.  Stock Holders' Equity

Preferred Stock Dividends in Arrears Deferred

Payments of annual dividends for 2001 and 2000 were deferred by the Company's board of directors on the outstanding preferred stocks because of losses sustained by the Company. As of September 30, 2001, preferred dividends in arrears amounted to $480,323 on the Preferred Stock Series A and B.


Conversion of Convertible Preferred Stock - Series A

In 2000, the Company converted 1,670 shares of Preferred Stock Series A into 9,057,654 shares of common stock, and the Company converted $64,581 of dividends payable on these share shares of Preferred Stock into 349,323 shares of common stock. During 2001, the Company redeemed 39 shares of Preferred Stock Series A for 1,667,039 shares of common stock.

Conversion of Convertible Preferred Stock - Series B

In 2000, the Company converted 74 shares of Preferred Stock Series B into 411,112 shares of common stock. During 2001, the Company redeemed 40 shares of Preferred Stock Series B stock for 1,617,648 shares of common stock.

Conversion of Preferred Stock - Series A Warrants

In 2000, the Company converted warrants to purchase shares of Preferred Stock Series A into 315,000 shares of common stock in a cashless exercise, and the Company recorded an expense of $86,941 based on the fair value of the common stock on the date of conversion. During 2001, an additional 13,121,201 shares were issued in exchange of warrants at prices that ranged from $0.02 to $0.063. An additional 3,327,050 warrants were converted in lieu of payments for services rendered.

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

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


12.  Stock Holders' Equity (continued)

Warrants Activity for the Period

During the year ended September 30, 2001, the Board of Directors approved the issuance of warrants to purchase an aggregate of 21,754,251 shares of the Company's common stock. Such warrants are exercisable at prices ranging from $0.02 to $0.10 per share, vest immediately, and expire at various times through December 2004.

In order to continue to meet operating cash flow requirements, and to attract and retain employees and consultants, the Board of Directors authorized the repricing of options and/or warrants to purchase shares of common stock in November 2000, February, 2001, March 2001 and June 2001, to the then fair market value, which ranged from $0.25 to $0.06 per share. Approximately 14 million options/warrants were repriced under this program. The repricing included approximately 2.6 million options and warrants granted to members of the Board of Directors and executive officers. The repricing of options/warrants resulted in warrants/options being exercised for approximately 11.7 million shares of common stock.

In September 2001, the Board of Directors authorized the repricing and the extended the expiration date of the public warrants to purchase shares of common stock to be effective November 2001. The price per share was repriced to $0.20, (the per share price has to be at a minimum of $0.24 for 15 days prior to conversion), from $6.50 per share and the expiration date was extended by one year (warrants will expire in November 2002. Approximately 2.8 million warrants were repriced under this program.

Included in the issuance of warrants to purchase 14 million aggregate shares of the Company's common stock are warrants that were issued to individuals under terms of a consulting agreement during the years ended September 30, 2001 and 2000. Such issuances were accounted for under Financial Accounting Standards Board Statement No. 123 using primarily the Black-Scholes option pricing model, which resulted in the recording of compensation cost during the years ended September 30, 2001 and 2000 (see note 14).


Grant of Equity Interest in Full Settlement of Trade Payable and Troubled Debt

Due to significant cash flow problems, in April 2000 the Company commenced on a program to reach agreements with its vendors to grant shares of its common stock to the vendors in full settlement of the amounts due the vendors. At the date of issuance of the shares, the amounts due vendors exceeded the fair market value of the common stock issued by $1,988,218, which is classified in the statement of operations as an extraordinary gain due to the extingushment of debt. As of September 30, 2000, the Company has issued 1,061,747 shares of its common stock under this program. An additional 760,178 shares were issued as settlement of debt during 2001.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


13.  Preferred Stock

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

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


13.  Preferred Stock (continued)

Convertible Debentures (continued)

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

14.  Stock Options and Warrants

The Company has a Stock Option Plan (the Plan). The Plan provides for the granting of both Incentive Stock Options (ISOs) and Non-qualified Stock Options
(NSOs) to purchase shares of common stock. ISOs are granted at not less than market value on the date of grant, whereas NSOs may be granted at not less than 85 percent of the market value on the date of the grant. Options may be granted under the Plan to all officers, directors, and employees of the Company. In addition, NSOs may be granted to other parties who perform services for the Company. The Board of Directors has granted management the authority to issue non-statutory stock options and/or warrants to employees and consultants of the Company.

As of September 30, 2001 and 2000, the Company granted to its employees and other eligible participants options and warrants exercisable for the Company's common stock and preferred stock. Options and warrants to purchase shares of its common stock are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant.

Under the Plan, no option may be exercised after the expiration date of ten years from the date of grant. As of September 30, 2000, there are two types of convertible securities (NSOs and Warrants) outstanding.

NSOs may be granted to any eligible participant as determined by the management of the Company.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


14.  Stock Options and Warrants (continued)

Stock options and warrants issued as of September 30, 2001 and 2000 are summarized as follows:

                                                          2001                               2000
                                             --------------------------------    ------------------------------
                                                                   Average                           Average
                                                                  Exercise                          Exercise
                                                 Shares             Price           Shares            Price
                                             ----------------    --- --------    --------------    --- --------
     Outstanding at beginning of year           11,036,654       $        2.34    11,086,667       $        2.45
     Granted                                    21,754,251                0.05     4,304,655                0.34
     Exercised                                 (16,448,251)               0.04    (4,231,668)               0.16
     Forfeited/Cancelled                        (1,150,000)               0.06      (123,000)               2.45
                                             ----------------    -------------   --------------    -------------
     Outstanding at end of year                 15,192,654                0.34    11,036,654       $        1.23
                                             ================    =============   ==============    =============

     Exercisable at end of year                 15,187,654       $        1.32    11,029,154       $        2.34
                                             ================    =============   ==============   ==============

The non-statutory stock options and warrants are for periods of two to five years.

Under APB-25, the cost of compensation is measured by the excess of the fair market price of the stock over the option exercise price on the measurement date. This is referred to as the intrinsic value method. Accordingly, the Company recorded compensation expense of $163,765 and $339,822 for options and warrants granted for the years ended September 30, 2001 and 2000.

The  following  table   summarizes   information   about  options  and  warrants
outstanding at September 30, 2001:

                                           Options Outstanding                       Options Exercisable
                              -----------------------------------------------  --------------------------------
                                  Number          Weighted       Weighted           Number
                               Outstanding        Average                        Exercisable       Weighted
                                  as of          Remaining        Average           as of           Average
              Range of        September 30,     Contractual      Exercise       September 30,      Exercise
          Exercise Prices          2001             Life           Price             2001            Price
         -------------------  ---------------  --------------- --------------  ----------------- --------------
           $0.01 - $0.06          11,049,701            0.65   $        0.08         11,049,701  $      0.08
            $0.07 -$0.10             510,000            4.27   $        0.10            510,000  $      0.10
           $0.11 - $0.50             315,000            3.69   $        0.31            310,000  $      0.31
           $0.51 - $1.00             326,953            4.96   $        0.73            326,953  $      0.73
           $1.01 - $2.00             140,000            1.13   $        1.72            140,000  $      1.72
           $2.01 - $6.50           2,851,000            0.09   $        6.49          2,851,000  $      6.49
                              ---------------  --------------- --------------  ----------------- --------------
                                  15,192,654            0.83   $        0.34         15,187,654  $      1.32
                              ===============  =============== ==============  ================= ==============

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


14.  Stock Options and Warrants (continued)

The  following  table   summarizes   information   about  options  and  warrants
outstanding at September 30, 2000:

                                           Options Outstanding                       Options Exercisable
                              -----------------------------------------------  --------------------------------
                                  Number          Weighted       Weighted           Number
                               Outstanding        Average                        Exercisable       Weighted
                                  as of          Remaining        Average           as of           Average
              Range of         eptember 30,     Contractual      Exercise       September 30,      Exercise
          Exercise Prices     S    2000             Life           Price             2000            Price
         -------------------  ---------------  --------------- --------------  ----------------- --------------
             0.01 -0.20            2,074,201            0.65   $        0.06        2,074,201    $      0.65
             0.21 -0.30            2,067,500            4.27   $        0.30        2,060,000    $      4.27
            0.31 - 1.00              921,953            3.69   $        0.86          921,953    $      3.69
            1.01 - 2.00            3,112,000            4.96   $        1.85        3,112,000    $      4.96
            2.01 - 3.00               11,000            1.13   $        2.71           11,000    $      1.13
            3.01 - 6.50            2,850,000            0.09   $        6.50        2,850,000    $      0.09
                              ---------------  --------------- --------------  ----------------- --------------
                                  11,036,654            2.65   $        1.23       11,029,154    $      2.34
                              ===============  =============== ==============  ================= ==============

The exercises period for the options ranges from immediate to four years from the date of the grant and have various vesting requirements.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock options and warrants granted to employees or to members of the Company's Board of Directors. Pursuant to FASB Interpretation No. 44, the Company applies provisions of SFAS No. 123 for options and warrants granted to third parties. Accordingly, in 2000, compensation cost has been recognized for its stock options and warrants granted to outside third parties subsequent to June 30, 2000. This information is required to be determined as if the Company had accounted for its employee stock options/warrants granted subsequent to December 31, 1994, under the fair value method of that statement. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended September 30:

                                                          2001                   2000
                                                   -------------------    -------------------
                        Net Loss:
                             As reported           $       (1,294,784)    $       (1,891,199)
                             Pro forma             $       (1,388,495)    $       (1,966,130)

                        Basic and diluted loss per common share:
                             As reported:
                                 Basic             $           (0.035)    $           (0.10)
                                 Diluted           $           (0.035)    $           (0.10)
                             Pro forma:
                                 Basic             $           (0.037)    $           (0.11)
                                 Diluted           $           (0.037)    $           (0.11)

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


14.  Stock Options and Warrants (continued)

Options/warrants are granted at prices equal to the current fair value of the Company's common stock at the date of grant. All options and warrants granted during fiscal year 2000 vest immediately.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000: dividend yield of 0%; expected volatility of 200%; risk-free interest rate of 5.6%, and expected life of 2 to 5 years; 2001: dividend yield of 0%; expected volatility of 300%; risk-free interest rate of 5.8%, and expected life equal to the actual life for the period. The weighted-average fair value of options and warrants granted were $0.02 and $0.06 for 2001, and $0.25 and $0.33 for 2000.

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

15.  Earnings Per Share

The number of weighted common shares outstanding used in the loss per share calculation is 37,701,171 in 2001 and 18,556,461 in 2000.

                                                                   2001                  2000
                                                            -------------------   -------------------
                  Net loss                                  $      (1,294,784)    $     (1,891,199)

                  Dividends on preferred stock                         10,289             (289,809)

                  Imputed dividends from beneficial
                  conversion feature                                        -                    -
                                                            -------------------   -------------------

                  Loss applicable to common stock           $      (1,284,495)    $     (2,181,008)
                                                            ===================   ===================


For the years ended September 30, 2001 and 2000, all of the options and warrants that were outstanding were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


16.  Income Taxes

Income tax expense from continuing operations consists of the following:

                                         2001            2000
                                      ------------    ------------
                      Federal         $         -     $        -
                      State                   800            900
                                      ------------    ------------

                                      $       800     $      900
                                      ============    ============

Reconciliation of income taxes (benefit) computed at the federal statutory rate of 34 percent is as follows:

                                                                           2001                  2000
                                                                     ------------------    ------------------
       Federal income taxes (benefit) at statutory rate              $       (258,957)     $       (568,743)
       State income taxes (benefit), net of federal tax benefit              (129,478)             (147,873)
       Permanent differences                                                        -                     -
       Increase in valuation allowance                                        387,635               717,516
                                                                     ------------------    ------------------

       Income taxes                                                  $            800      $            900
                                                                     ==================    ==================

Deferred tax assets and liabilities consisted of the following:

                                                               2001                  2000
                                                        -------------------    ------------------
         Deferred tax assets (liabilities)
                Net operating loss                      $      8,295,665       $      7,954,332
                Impairment of note receivable                    157,057                137,302
                Other                                             26,547                      -
                                                        -------------------    ------------------

                Deferred tax asset                             8,479,269              8,091,634

                Valuation allowance                           (8,479,269)            (8,091,634)
                                                        -------------------    ------------------

                Net deferred tax asset                  $              -       $              -
                                                        ===================    ==================

The Company sustained net operating losses in each of the periods presented. For 2001 and 2000, there were no deferred tax assets or income tax benefits recorded in the financial statements for net deductible temporary differences or net operating loss carryforwards because the likelihood of realization of the related tax benefits cannot be fully established. A valuation allowance of $8,479,269 has been recorded in 2001 ($8,091,634 in 2000) to reduce the net deferred tax assets to their estimated net realizable value.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


16.  Income Taxes (continued)

As of September 30, 2001, the Company as net operating loss carryforwards for tax reporting purposes of approximately $17,315,000 expiring in various years through 2020. The merger with tAA results in a greater than 50% change in ownership and represents a different line of business. This severely restricts the use of these loss carryforwards.

17.  Commitments and Contingencies

Litigation

From time to time, the Company is engaged in various lawsuits or disputes as plaintiff or defendant arising in the normal course of business.

Following are the matters pending as of September 31, 2001:

1) On October 28, 1999 Color Savvy Systems, Ltd. filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000, Color Savvy obtained a judgment against the Company for $165,783.

2) Sony Recording Media Products obtained a judgment against the Company for $35,086 plus interest during 2001. The Company has been making monthly payments of $5,000 per month against the outstanding balance.

3) On November 15, 2000 Alan L. Weaver, former CEO of Pen Interconnect, Inc., obtained a judgment against the Company in the amount of $118,500 plus interest for breach of a settlement agreement relative to Mr. Weaver's employment agreement with the Company. The Company is currently negotiating a payment plan with the former CEO.

4) The Company is in discussion with Wayne Wright, the prior CFO of the Company, regarding a claim the CFO has regarding the value of certain stock given to him as part a settlement of his employment agreement. The resolution of amounts due under this potential claim is not currently determinable.

Capitalized Leases

Subsequent to the cessation of manufacturing operations in March 2000, various lessors foreclosed upon capitalized lease equipment and the equipment was returned to the lessors. At the beginning of the fiscal year, October 1999 future lease payments were $558,492. The Company had made certain payments prior to default. The lessors have not made additional claims after repossession of the equipment.

                             PEN INTERCONNECT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


18.  Subsequent Events

The merger with tAA was effective October 1, 2001. The name of the Company and its trading symbol was changed to The Amanda Company, Inc (trading symbol AMND.OB), effective with the merger.

In accordance with the merger agreement with tAA, the Company issued 408,163,265 shares of the Company stock to the tAA shareholders and will issue an estimated additional 200,000,000 shares to the tAA shareholders to complete the merger. An additional 50,000,000 shares are to be issued to Bi-Coastal, Inc., a company that helped orchestrate the merger.

The Company anticipates that the 10-1 reverse split approved by the shareholders at the annual meeting on August 30, 2001 will be effective in January 2002.

The Company leased 5000-sq.ft. new office space Irvine, CA over a 60-month term at $ 5056 per month.

The Company issued $100,000 in one year convertible debentures with interest at 8%, payable quarterly. These debentures are convertible in the Company's common stock at the lower of $.04 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion. These debentures are due one year from the date of issuance.

The Company issued convertible promissory notes totaling $450,000 in October 2001. These notes are convertible into the company's common stock at $.01 per share and have a 8,055,853 warrant exercisable for common stock at $.02 per share and 1,500,000 warrants at $.01 per share.