Form 10QSB
period 2001-12-31
AMANDA CO INC
filed 2002-02-15
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended     December 31, 2001
                                                ------------------

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For the transition period from                  to
                                        ----------------   ------------

                         Commission file number 1-14072

                             THE AMANDA COMPANY,INC.
        (Exact name of small business issuer as specified in its charter)


             UTAH                                        87-0430260
 -------------------------------         -----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No)
incorporation or organization)

                    13765 ALTON PARKWAY, SUITE F, IRVINE, CA
                      92618 (Address of Principal Executive
                               Offices) (Zip Code)
                                 (949) 859-6279
                                 --------------
                           (Issuer's telephone number)

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

                                                    Yes   X      No         .
                                                        ---------  ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                   Yes          No          .
                                                       ---------  ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of December 31, 2001 the issuer had 321,760,040 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                                                   Yes          No     X    .
                                                      ----------   ---------

                                   FORM 10-QSB

                             THE AMANDA COMPANY, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                  Financial Information                                        3

                  Balance Sheets at December 31, 2001
                  (unaudited) and September 30, 2001 (unaudited)             4-5

                  Statements of Operations  for the three months
                  ended December 31, 2001 and 2000 (unaudited)                 6

                  Statements of Cash Flows for the three months
                  ended December 31, 2001 and 2000 (unaudited)                 7

                  Notes to Condensed Financial Statements (unaudited)       8-10

Item 2            Management's Discussion and Analysis or
                  Plan of Operation                                        10-12

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                           12

Item 2            Changes in the Securities and Use of Proceeds               12

Item 3            Defaults Upon Senior Securities

Item 4            Submission of Matters to a Vote of Security Holders         12

Item 5            Other Information                                           13

Item 6(a).        Exhibits                                                    13

Item 6(b).        Reports on Form 8-K                                         14

Signatures                                                                    13

                            THE AMANDA COMPANY, INC.

                                     PART I

                              FINANCIAL INFORMATION

                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

     On October 1, 2001, the registrant, formally known as Pen Interconnect, Inc., merged with The Automatic Answer, Inc. ("tAA") and changed its name to The Amanda Company, Inc. The transaction was accounted for as a reverse merger with tAA as the surviving entity. Pen Interconnect, Inc., prior to the merger, was a shell company with no operations.

     The Amanda  Company,  Inc.  (the  "Company"),  has included  the  unaudited condensed balance sheet of the Company as of December 31, 2001 and unaudited balance sheet as of September 30, 2001 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three months ended December 31, 2001 and 2000, and unaudited condensed statements of cash flows for the three months ended December 31, 2001 and 2000, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 2001. The results of operations for the three months ended December 31, 2001 may not be indicative of the results that may be expected for the year ending September 30, 2002.

                            THE AMANDA COMPANY, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                          December 31    September 30
                                                              2001            2001
                                                        --------------  --------------
                                                          (unaudited)     (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $       69,247  $       36,394
  Accounts receivable, net                                     153,607          84,069
  Other receivable                                              10,000            -
  Inventory                                                    168,396         172,617
  Prepaid and other current assets                             124,044          51,880
                                                        --------------  --------------
        Total current assets                                   525,294         344,960

PROPERTY AND EQUIPMENT, NET                                     24,608          33,020

SECURITY AND OTHER DEPOSITS                                     36,474          29,436
                                                        --------------  --------------
        Total assets                                    $      586,376  $      407,416
                                                        ==============  ==============


        The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                           BALANCE SHEETS - CONTINUED
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                          December 31    September 30
                                                              2001            2001
                                                        --------------  --------------
                                                          (unaudited)     (unaudited)
CURRENT LIABILITIES
   Accounts payable                                     $    1,093,766  $      778,986
   Accrued liabilities                                         510,636       1,198,496
   Leasing financing payable                                    22,750          22,750
   Notes payable                                               463,000         573,000
   Deferred revenue                                             27,161          15,448
   Convertible debentures                                      900,000         800,000
   Accrued dividends payable                                   503,537         480,324
                                                        --------------  --------------
        Total current liabilities                            3,520,850       3,869,004

LONG-TERM LIABILITIES
   Lease financing payable                                      61,586          72,320
   Convertible promissory notes                                470,000             -
                                                        --------------  --------------
        Total long-term liabilities                            531,586          72,320
                                                        --------------  --------------
        Total liabilities                                    4,052,436       3,941,324

STOCKHOLDERS' DEFICIT
   Convertible Preferred stock, $0.01 par value
    authorized 5,000,000 shares, Series A; issued
    and outstanding 61 shares at December 31, 2001
    and 91 shares at September 30, 2001.                             1               1
    Series B; issued and outstanding 746 shares
    at December 31, 2001 and 926 shares at
    September 30, 2001                                               7               9
   Common stock, $.001 par value, issued and
    outstanding 703,519,273 shares at December
    31, 2001 and 687,789,599 shares at September
    30, 2001                                                   703,519         687,789
   Accumulated deficit                                      (4,169,588)     (4,221,707)
                                                        --------------  --------------
        Total stockholders' deficit                         (3,466,061)     (3,533,908)
                                                        --------------  --------------
        Total liabilities and stockholders' deficit     $      586,375  $      407,416
                                                        ==============  ==============


        The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three months ended
                                                                  December 31,
                                                              2001            2000
                                                        --------------  --------------
Net sales                                               $      900,377  $    1,086,227
Cost of sales                                                  488,694         676,173
                                                        --------------  --------------
        Gross profit                                           411,683         410,054

Selling, general and administrative expenses                   556,940         956,100
                                                        --------------  --------------
Operating loss                                                (145,257)       (546,046)
Other income (expense)
   Interest expense                                            (37,860)        (71,494)
   Miscellaneous income, net                                    45,236          82,641
   Loss on impairment                                              -           (63,000)
   Loss from discontinued operations                               -           (39,323)
   Extinguishment of debt                                          -            11,119
                                                        --------------  --------------
Loss before extraordinary items                               (137,881)       (626,103)
Merger costs                                                  (876,000)             -
                                                        --------------  --------------

Net loss before income taxes                                (1,013,881)       (626,103)
                                                        --------------  --------------

Income taxes                                                       -               -
                                                        --------------  --------------

Net loss                                                $   (1,013,881) $     (626,103)
                                                        ==============  ==============


        The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                            STATEMENTS OF CASH FLOW
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                              2001            2000
                                                        --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $   (1,013,881) $     (626,103)
  Adjustments to reconcile net cash provided
   (used) in operating activities
     Depreciation                                                8,412          27,194
     Allowance for notes receivable                                 -           63,000
     Warrant/option compensation expense                            -           42,513
     Common stock issued for compensation                    1,081,729          50,022

  Effect on cash of changes in operating
   assets and liabilities:
     Decrease (increase) in accounts receivable, net           (69,538)        115,323
     Decrease (increase) in other receiables                   (10,000)        (37,020)
     Decrease (increase) in inventory                            4,221         (13,291)
     Decrease (increase) in prepaid and
      other current assets                                     (72,164)         32,240
     Decrease (increase) in security deposits                   (7,038)         (4,492)
     Increase (decrease) in accounts payable                  (300,442)        (48,951)
     Increase (decrease) in accrued expenses                    (9,424)        119,440
     Increase (decrease) in advances payable                   (40,000)            -
     Increase (decrease) in deferred revenue                    11,713          28,595
                                                        --------------  --------------
      Net cash provided (used) in operating activities        (416,412)       (251,530)
                                                        --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to perFORMplace                                         -           (63,000)
  Issuance of notes receivable                                     -           (37,020)
                                                        --------------  --------------
      Net cash provided (used) in investing activities             -          (100,020)

CASH FLOWS FROM FINANCING ACTIVITITES:
  Payments of notes payable                                   (110,000)             -
  Payments of equipment financing                              (10,735)             -
  Proceeds from equipment financing                                -            97,591
  Proceeds from notes payable                                      -           240,698
  Proceeds from convertible debenture                          100,000              -
  Proceeds from convertible promissory notes                   470,000              -
                                                        --------------  --------------
      Net cash providec (used) in financing activities         449,265         338,289
                                                        --------------  --------------

Net increase (decrease) in cash and cash equivalents            32,853         (13,261)

Cash and cash equivalents at beginning of period                36,394          48,783
                                                        --------------  --------------

Cash and cash equivalents at end of period              $       69,247  $       35,522
                                                        ==============  ==============


       The accompanying notes are an intergral part of these statements.

The accompanying notes are an integral part of these statements.

Non-cash investing and financing activities

     During the first quarter of FY2002 Series A preferred shareholders converted 30 preferred shares into 2,941,176 common shares at an average conversion price of $0.0102 per common share. Series B preferred shareholders converted 150 preferred shares into 15,730,674 common shares at an average conversion price of $0.0095 per common share. Under the conversion terms of the convertible preferred shares, a holder has the right to convert preferred shares into common shares at eighty-five (85%) percent of the average of the two lowest closing bid prices during the last twenty-two (22) consecutive trading days prior to conversion. As part of the merger, the Company issued 50,000,000 shares of common stock with a value of $876,000.

NOTE A - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a loss of $1,013,881 for the quarter ended December 31, 2001, a deficit of $3,466,061 in stockholders' equity and negative working capital of $2,934,474 for the period ended December 31, 2001. The Company intends to continue to raise additional funds in the capital markets for working capital purposes. The Company must raise additional capital in order to continue as a going concern.

NOTE B - ACQUISITIONS/DISPOSITIONS

     The Company completed its merger with the Automatic Answer Company (tAA) in the quarter ended December 31, 2001. The merger was accounted for as a reverse merger. The recapitalization of tAA, the surviving entity, resulted in a reduction of $2,119,979 in stockholder's equity; $876,000 of which was attributable to merger expenses and $1,243,979 resulting from the assumption of the net deficit of the registrant.

NOTE C - OPTIONS TO PURCHASE COMMON STOCK

     No options were exercised in the first quarter.

NOTE D - WARRANTS TO PURCHASE COMMON STOCK

     No warrants were exercised in the first quarter.

NOTE E - OPTIONS/WARRANTS TO PURCHASE COMMON STOCK

     No options or warrants were issued in the first quarter/

NOTE F - ACCRUED PREFERRED STOCK DIVIDENDS

     The Company accrued $23,214 for dividends payable to preferred shareholders during the quarter.

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

NOTE H - CONVERTIBLE DEBENTURE

     In the first quarter ended December 31, 2001 the Company issued $100,000 in one year convertible debentures with interest at eight (8) percent, payable quarterly. These debentures are convertible into the Company's common stock at the lower of $.04 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion. These debentures are due one year from the date of the issuance.

NOTE I - CONVERTIBLE PROMISSORY NOTE

     In the first quarter ended December 31, 2001 the Company issued a convertible promissory note totaling $450,000 at an interest rate of eight
     (8) percent per annum. These notes are convertible into the Company's common stock at $.01 per share and a 8,055,853 warrant exercisable for common stock at $.02 per share and 1,500,000 warrants at $.01 per share.

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

     For the three ended December 31, 2001, net earnings (loss) attributable to common shareholders includes accrued dividends at the stated dividend rate from date of issuance and a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and B Preferred Stock and related warrants. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and B Preferred Stock can be converted and the value assigned to the Series A and B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the earnings (loss) per common share. The calculation of earnings
     (loss) per share is included in Exhibit 11.

NOTE K - INTERIM PERIOD COST OF GOODS SOLD

     Inventory costing is based on specific identification. An inventory count is taken at the end of each quarter.

NOTE L - INCOME TAXES

     The future benefits of loss carried forward are fully reserved. There were no income taxes during the quarter.



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

     The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months ended December 31, 2001 and 2000. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 2001.


     General

     There were no sales from continuing operations for the quarter ended December30, 2000. All operating divisions were disposed of during 1999 and 2000, and all operating activity was reclassified as discontinued operations. Since March 2, 2000, the Company decided to maintain its' situation as a reporting public company, and to reduce its' debt in order to make the Company attractive to private companies that would want to use

     Pen to go public. This approach would be a major step to possibly help to maintain some shareholder value in the Company's stock price.

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

     On October 1, 2001, the Company completed a reverse merger with tAA. tAA is the surviving entity for accounting purposes. The following discussion is based upon the merged activities of both companies for all periods presented.

     Net sales. Net sales for the Company decreased $185,850 or approximately 17 percent for the three month period ended December 31, 2001, as compared to the same period in the prior year. The Company believes that the economic conditions after September 11, 2001 have contributed significantly to the decline in revenues. Prior to September 11, 2001, the Company was achieving higher monthly sales revenues.

     Cost of sales. Cost of sales as a percentage of net sales decreased to 54% of net sales as compared to 62% for the same period in the prior year. The decrease resulted from the increase in the shipment of higher gross profit margin products; along with a reduction in shipping costs due to improved inventory control and production processes.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $399,160 or approximately 42% from the three month period ended December 31, 2001 as compared to the same period in the prior year. The decrease is due (1) the reduction in salaries, payroll taxes and related employee expenses paid in the current quarter as compared to the prior year due a reduction in personnel. (2) In June 2001, the operations of Pen Interconnect were relocated to the offices of the Automatic Answer, Inc. (tAA). The relocation resulted in the termination of the remaining Pen employees as salaried employees, along with a reduction in operating expenses. (3) The Automatic Answer Company moved it offices from San Juan Capistrano, CA to Irvine, CA thereby reducing monthly rent expense for the quarter ended December 31, 2001 by approximately $15,000; and (4) the Company has made a concerted effort to eliminate any on-going expenses that were not relative to producing revenue or profit for the Company.

     Other income and expenses. The net decrease in other income and expenses for the quarter ended December 31, 2001 amounted to $87,433. In the same period in the prior year the Company incurred a loss on impairment of


     $63,000 and a loss from discontinued operations of $39,323. There were no comparable losses in the current quarter.

     Extraordinary costs. The Company recorded costs of $876,000 for the quarter ended December 31, 2001. These costs are associated with the merger between Pen Interconnect, Inc. and the Automatic Answer, Inc. (tAA).

     Net earnings (loss) and earnings (loss) per share. Net loss for the first fiscal quarter ended December 31, 2001 totaled ($1,013,881) or ($0.00) per share, compared with losses of ($626,103) or ($0.00) per share for the first fiscal quarter of FY 2000.

     Liquidity and Capital Resources

     During the first three months of FY 2001 the Company sustained losses of $1,013,881. As a result of these losses the Company raised additional working capital through the issuance of Convertible Debentures ($100,000) and Convertible Promissory Notes ($450,000).

     Inflation and Seasonality

     The Company does not believe that it is significantly impacted by inflation or seasonally.


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

Item 5.  Other Information.   None

Item 6.  Exhibits and Reports on Form 8-K.

     Reports on Form 8-K were filed by the company during the three months Ended December 31, 2001.

A.       Exhibits

         11  Calculation of earnings (loss) per share.

         27  Financial Data Schedule.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE AMANDA COMPANY, INC..


         February 14, 2002                   By: /s/ Jose M. Candia
                                                -----------------------
                                                 Jose M. Candia,
                                                 CEO and President

                            THE AMANDA COMPANY, INC.
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 2001 AND 2000

                                                      2001            2000
                                               ---------------   --------------
Loss attributable to common shareholders       $    (1,036,595)  $     (668,334)

        Basic EPS
---------------------------
Common shares outstanding entire period            687,788,599      607,531,220

Weighted average common shares issued
   during the period                                 4,419,576        1,478,291
                                               ---------------   --------------

Weighted average common shares outstanding
   during the period                               692,208,175      609,009,511

Loss per common share - basic                  $          0.00   $         0.00
                                               ===============   ==============