Form 10QSB/A
period 2001-12-31
AMANDA CO INC
filed 2002-03-14
CIK 1000266

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

NOTE M - COMMON STOCK OUTSTANDING

     The number of common shares issued to shareholders as of December 31, 2001 was 321,760,040. As of December 31, 2001, the Company was obligated to issue an additional 381,759,233 pursuant to the merger agreement with The Automatic Answer, Inc. (tAA), for a total of 703,519,273 shares.

     The number of shares issued due to the merger with The Automatic Answer, Inc., was not determined until February, 2002 due to the dilution effect of the merger agreement.

     On February 8, 2002, the Company executed a reverse split of one new share for each ten outstanding shares of common stock. The resultant effect was that the number of shares to be outstanding of 703,519,273 become 70,351,927 post split.



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


                                             THE AMANDA COMPANY, INC..


         March 14, 2002                   By: /s/ Jose M. Candia
                                                -----------------------
                                                 Jose M. Candia,
                                                 CEO and President

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