Form 10QSB
period 2002-03-31
AMANDA CO INC
filed 2002-05-20
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002
                                    ---------------

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

         For the transition period from                  to            .
                                        ----------------   ------------

                         Commission file number 1-14072
                                                -------

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

(Former name, former address and former fiscal year, if changed since last
report)                                  N/A


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No         .
    ---------  ---------

APPLICABLE ONLY TO ISSUES INVOLVED IN BANKRUPTCY.

Indicate by check whether the registrant has filed all documents and report required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities Under a plan confirmed by a court.

Yes [X]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2002, approximately 70,351,927 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

Transitional Small Business Disclosure Format (check one):

                                                   Yes      No  X   .
                                                      ------   -----

                                   FORM 10-QSB

                            THE AMANDA COMPANY, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

                  Balance Sheets at March 31, 2002
                  (Unaudited) and September 30, 2001                         3-4

                  Statements of Operations for the three months ended
                  March 31, 2002 and 2001 (Unaudited) and for the six
                  months ended March 31, 2002 and 2001 (Unaudited)             5

                  Statements of Cash Flows for the six months
                  ended March 31, 2002 and 2001 (Unaudited)                    6

                  Notes to Condensed Financial Statements (Unaudited)        7-9

Item 2            Management's Discussion and Analysis or
                  Plan of Operation                                        10-11

PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                           12

Item 2            Changes in the Securities and Use of Proceeds               12

Item 3            Defaults upon Senior Securities                             12

Item 4            Submission of Matters to a Vote of Security Holders         12

Item 5            Other Information                                           13

Item 6            Exhibits and Reports on Form 8-K                            13

Signatures

                            THE AMANDA COMPANY, INC.
                                 BALANCE SHEET
                 March 31,2002 and September 31, 2001 (Audited)

ASSETS                                                  March 31,       September 30,
                                                           2002             2001
                                                     --------------    --------------
CURRENT ASSETS
   Cash and cash equivalents                         $       15,598    $       36,394
   Accounts receivable, net                                 103,479            84,069
   Other receivable                                          10,000                -
   Inventory                                                129,444           172,617
   Prepaid and other current assets                         145,811            51,880
                                                     --------------    --------------
          Total current assets                              404,332           344,960

PROPERTY AND EQUIPMENT, NET                                  25,100            33,020

SECURITY AND OTHER DEPOSITS                                  29,974            29,436
                                                     --------------    --------------
          Total assets                               $      459,406    $      407,416
                                                     ==============    ==============


The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                                 BALANCE SHEET
                 March 31,2002 and September 31, 2001 (Audited)

LIABILIITIES & STOCKHOLDER'S DEFICIT                    March 31,       September 30,
                                                           2002             2001
                                                     --------------    --------------
CURRENT LIABILITIES
   Accounts payable                                  $      948,099    $      778,986
   Accrued liabilities                                      365,686         1,198,496
   Leasing financing payble                                  22,750            22,750
   Notes payable                                            464,500           573,000
   Deferred revenue                                          12,079            15,448
   Convertible debentures                                   900,000           800,000
   Accrued dividends payable                                503,538           480,324
                                                     --------------    --------------
        Total current liabilities                         3,216,652         3,869,004

LONG-TERM LIABILITIES
   Lease financing payable                                   50,721            72,320
   Contingent notes payable                                 130,300               -
   Promissory note - Bristol                                300,000               -
   Convertible promissory notes                             470,000               -
                                                     --------------    --------------
         Total long-term liabilities                        951,021            72,320
                                                     --------------    --------------

         Total liabilities                                4,167,673         3,941,324

STOCKHOLDERS' DEFICIT
   Convertible Preferred stock, $0.01 par value
     authorized 5,000,000 shares, Series A; issued                1                 1
     and outstanding 61 shares at March 31, 2002
     and 91 shares at September 30, 2001.  Series B:              7                 7
     issued and outstanding 746 shares at December
     31, 2001 and 926 shares at September 30, 2001
   Common stock, $0.01 par value, issued and out-
     standing 70,351,927 shares at March 31, 2002
     and 68,778,960 shares at September 30, 2001            703,519           687,789
   Accumulated deficit                                   (4,411,794)       (4,221,707)
                                                     --------------    --------------
        Total stockholders' deficit                      (3,708,267)       (3,533,908)
                                                     --------------    --------------

        Total liabilities and stockholders' deficit  $      459,406    $      407,416
                                                     ==============    ==============

The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                            STATEMENT OF OPERATIONS
           For the Three and Six Months Ended March 31, 2002 and 2001


                                              Three months ended                  Six months ended
                                          March 31,         March 31,         March 31,        March 31,
                                             2002              2001             2002             2001
                                        --------------    --------------   --------------   ---------------
Net sales                               $      794,562    $      901,071   $    1,694,939   $     1,987,298
Cost of sales                                  447,760           641,171          936,454         1,317,344
                                        --------------    --------------   --------------   ---------------
    Gross profit                               346,802           259,900          758,485           669,954
                                        --------------    --------------   --------------   ---------------

Selling, general and
 administrative expenses                       577,304           796,371        1,134,244         1,752,471
                                        --------------    --------------   --------------   ---------------

Operating loss                                (230,502)         (536,471)        (375,759)       (1,082,517)

Other income (expense):
  Interest expense                             (45,725)          (38,566)         (83,585)         (110,060)
  Miscellaneous income, net                     34,021            56,096           79,257           138,737
  Loss on impairment                               -                 -                -             (63,000)
  Loss from discontinued operations                -                 -                -             (39,323)
  Extinguishment of debt                           -              73,168              -              84,287
                                        --------------    --------------   --------------   ---------------

Loss before extraordinary item                (242,206)         (445,773)        (380,087)       (1,071,876)

Merger costs                                       -                 -           (876,000)             -
                                        --------------    --------------   --------------   ---------------

Net loss before income taxes                  (242,206)         (445,773)      (1,256,087)       (1,071,876)

Income taxes                                       -                 -                -                -
                                        --------------    --------------   --------------   ---------------

Net loss                                $     (242,206)   $     (445,773)  $   (1,256,087)  $    (1,071,876)
                                        ==============    ==============   ==============   ===============

The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                    Six months ended
                                                March 31,         March 31,
                                                   2002              2001
                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $   (1,256,087)   $   (1,071,876)
  Adjustment to reconcile net cash provided
   (used) in operating activities
     Depreciation and amortization                     9,181            53,723
     Loss on disposal of property and
      equipment                                         -               40,545
     Allowance for notes receivable                     -               63,000
     Warrant/option compensation expense                -               75,145
     Common stock issued for compensation
      and interest                                 1,081,729            50,022

  Effect on cash of changes in operating
   assets and liabilities:
     Decrease (increase) in accounts
      receivable, net                                (19,410)           57,003
     Decrease (increase) in other receivables        (10,000)           (2,515)
     Decrease (increase) in inventory                 43,173            58,454
     Decrease (increase) in prepaid and other
      current assets                                 (93,931)          (17,590)
     Decrease (increase) in security deposits              -            (4,492)
     Increase (decrease) in accounts payable         169,113            10,153
     Increase (decrease) in accrued expenses        (679,596)         (121,667)
     Increase (decrease) in deferred revenue          (3,369)          (12,523)
                                              --------------    --------------
         Net cash provided (used)
         in operating activities                    (759,197)         (822,618)
                                              --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Advaces to perFORMplace                               -              (63,000)
                                              --------------    --------------
         Net cash provided (used)
         in investing activites                         -              (63,000)
                                              --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                         (110,000)              -
  Payments of equipment financing                    (21,599)              -
  Proceeds from equipment financing                     -               97,591
  Exercise of warrants                                  -              380,451
  Proceeds from notes payable                           -              470,776
  Proceeds from convertible debenture                100,000               -
  Proceeds from convertible promissory notes         770,000               -
                                              --------------    --------------
         Net cash provided (used)
         in financing activities                     738,401           948,818
                                              --------------    --------------
Net increase (decrease) in cash and
  cash equivalents                                   (20,796)           63,200

Cash and cash equivalents at beginning
  of period                                           36,394            48,783
                                              --------------    --------------

Cash and cash equivalents at end of
  period                                      $       15,598    $      111,983
                                              ==============    ==============

The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

Non-cash investing and financing activities

         During the first quarter of FY2002 Series A preferred shareholders converted 30 preferred shares into 2,941,176 common shares at an average conversion price of $0.0102 per common share. Series B preferred shareholders converted 150 preferred shares into 15,730,674 common shares at an average conversion price of $0.0095 per common share. Under the conversion terms of the convertible preferred shares, a holder has the right to convert preferred shares into common shares at eighty-five (85%) percent of the average of the two lowest closing bid prices during the last twenty-two (22) consecutive trading days prior to conversion. As part of the merger, the Company issued 50,000,000 shares of common stock with a value of $876,000. There were no conversions of preferred shares into common shares in the second quarter.

NOTE A - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a loss of $242,206 for the quarter ended March 31, 2002, and a loss of $1,256,087 for the six months ended March 31, 2002. A deficit of $3,708,267 in stockholders' equity and negative working capital of $2,812,320 for the period ended March 31, 2002. The Company intends to continue to raise additional funds in the capital markets for working capital purposes. The Company must raise additional capital in order to continue as a going concern.

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

         No warrants were exercised in the second quarter.

NOTE E - OPTIONS/WARRANTS TO PURCHASE COMMON STOCK

         No options or warrants were issued in the second quarter.

NOTE F - ACCRUED PREFERRED STOCK DIVIDENDS

         The Preferred Shareholders agreed to waive all dividends, effective October 1, 2001. No accrual for dividends on preferred shares was recorded in the second quarter ended March 31, 2002.

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

         For the six ended March 31, 2002, net earnings (loss) attributable to common shareholders includes accrued dividends at the stated dividend rate from date of issuance and a non-cash imputed dividend to the preferred shareholders related to the beneficial conversion feature on the 1999 Series A and B Preferred Stock and related warrants. The beneficial conversion feature is computed as the difference between the market value of the common stock into which the Series A and B Preferred Stock can be converted and the value assigned to the Series A and B Preferred Stock in the private placement. The imputed dividend is a one-time non-cash charge against the earnings (loss) per common share. The calculation of earnings (loss) per share is included in
         Exhibit 11.

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

         The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months and six months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 2001.


         General. On October 1, 2001, the Company completed a reverse merger with tAA. tAA is the surviving entity for accounting purposes. The following discussion is based upon the merged activities of both companies for all periods presented.

         Net sales. Net sales for the Company decreased $106,509 or approximately 12 percent for the three months ended March 31, 2002, as compared to the same period in the prior year. Net sales for the Company decreased $292,359 or approximately 15 percent for the six months ended March 31, 2002 as compared to the same period in the prior year. The events of September 11, 2001 as well as the general economic condition in the country today has contributed to the general decrease in sales experienced not only by the Company, but the industry as a whole.

         Cost of sales. Cost of sales as a percentage of net sales decreased to 44 percent of net sales for the three months ended March 31, 2002 as compared to 29 percent for the same period in the prior year. Cost of sales as a percentage of net sales decreased to 45 percent of net sales for the six months ended March 31, 2002 as compared to 34 percent for the same period in the prior year. Gross profit increased due to an increase in product margins, reduced shipping costs due to increased efficiency in product scheduling, both for incoming and outgoing shipments, and a reduction in replacement of defective product due to increased product testing prior to shipment to customers.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased $219,067 or approximately 28 percent for the three months ended March 31, 2002 as compared to the same period in the prior year. Selling, general and administrative costs decreased $618,227 or approximately 35 percent for the six months ended March 31, 2002 as compared to the same period in the prior year. The merger of Pen Interconnect and The Automatic Answer (tAA) resulted in the elimination of several executive positions, thereby eliminating significant salary and related payroll and employee benefit expenses. In addition, the consolidation of offices, along with the reduction in rent for both the California corporate office and the Danbury, CT sales office contributed significantly to expense reduction in the current quarter and six months. The Company has concentrated on reviewing all recurring expenses and has made reductions when possible.

         Other income and expenses. Other income decreased by $95,243, while interest expense increased by $7,159 for the three months ended March 31, 2002 as compared to the same period in the prior year. In the prior year the Company was able to negotiate settlements on outstanding vendor debt resulting in a gain of $73,168. There were no settlements in the quarter ended March 31, 2002.

         Extraordinary costs. There were no extraordinary costs in the quarter ended March 31, 2002.

         Liquidity and capital resources. For the quarter ended March 31,2002 and for the six months ended March 31, 2002, the Company sustained losses of $242,206 and $1,256,087, respectively. The Company borrowed $40,000 from a potential investor in the quarter ended March 31, 2002.

         Inflation and seasonality. The Company does not believe that it is significantly impacted by inflation or seasonality.

                           PART II. OTHER INFORMATION

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


Item 2.  Changes in Securities and Use of Proceeds:

            None during the quarter

Item 3.  Defaults Upon Senior Securities:

            None during the quarter

Item 4.  Submission of Matters to a Vote of Security Holders:

         None during the quarter.

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:


April 04, 2002    Item 6
                           Resignation of William Prevot for personal reasons

                           Resignation of Jose Candia due to disagreements with the Company which are disclosed on Form 8-K.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           THE AMANDA COMPANY, INC.
                           ------------------------
                                  (Registrant)

         May 17, 2002      By: /s/ Brian Bonar
                              -----------------------
                              Brian Bonar,
                              CEO and Chairman of the Board of Directors