Form 10QSB
period 2002-06-30
AMANDA CO INC
filed 2002-08-19
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2002, approximately 109,672,839 shares of the Registrant's Common Stock, $0.01 par value were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes      No  X   .

                                   FORM 10-QSB

                            THE AMANDA COMPANY, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Balance Sheets at June 30, 2002
         (Unaudited) and September 30, 2001                                  3-4

         Statements of Operations for the three months ended June 30,
         2002 and 2001 (Unaudited) and for the nine months ended June
         30, 2002 and 2001 (Unaudited)                                         5

         Statements of Cash Flows for the nine months
         ended June 30, 2002 and 2001 (Unaudited)                              6

         Notes to Condensed Financial Statements (Unaudited)                 7-9

Item 2   Management's Discussion and Analysis or
         Plan of Operation                                                 10-11

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    12

Item 2   Changes in the Securities and Use of Proceeds                        12

Item 3   Defaults upon Senior Securities                                      12

Item 4   Submission of Matters to a Vote of Security Holders                  12

Item 5   Other Information                                                    13

Item 6   Exhibits and Reports on Form 8-K                                     13

Signatures

                            THE AMANDA COMPANY, INC.
                                 BALANCE SHEET
                 June 30, 2002 and September 31, 2001 (Audited)


ASSETS                                                 June 30,          September 30,
                                                         2002                2001
                                                   --------------     ------------------
CURRENT ASSETS
   Cash and cash equivalents                       $       69,390     $           36,394
   Accounts receivable, net                                95,650                 84,069
   Other receivable                                        10,000                    -
   Inventory                                               58,415                172,617
   Prepaid and other current assets                       157,525                 51,880
                                                   --------------     ------------------
       Total current assets                               390,980                344,960

PROPERTY AND EQUIPMENT, NET                                25,100                 33,020

SECURITY AND OTHER DEPOSITS                                   -                   29,436
                                                   --------------     ------------------
   Total assets                                    $      416,080     $          407,416
                                                   ==============     ==================


The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                                 BALANCE SHEET
                 June 30, 2002 and September 30, 2001 (Audited)


LIABILITIES & STOCKHOLDER'S DEFICIT                    June 30,          September 30,
                                                         2002                2001
                                                   --------------     ------------------
CURRENT LIABILITIES
   Accounts payable                                $    1,010,803     $          778,986
   Accrued liabilities                                    420,926              1,198,496
   Leasing financing payable                               22,750                 22,750
   Notes payable                                          486,500                573,000
   Deferred revenue                                           -                   15,448
   Convertible debentures                                 900,000                800,000
   Accrued dividends payble                               523,538                480,324
                                                   --------------     ------------------
      Total current liabilities                         3,364,517              3,869,004

LONG-TERM LIABILITIES
   Lease financing payable                                 50,721                 72,320
   Contingent notes payble                                130,300                    -
   Promissory note - Bristol                              300,000                    -
   Convertible promissory notes                           364,825                    -
                                                   --------------     ------------------
      Total long-term liabilties                          845,846                 72,320
                                                   --------------     ------------------
      Total liabilites                                  4,210,363              3,941,324

STOCKHOLDERS' DEFICIT
   Convertible Preferred stock, $0.01 par value
     authorized 5,000,000 shares
       Series A; issued and outstanding
        21 shares at June 30, 2002 and 91 shares
        at September 30, 2001.                                  1                      1
       Series B; issued and outstanding 631
        shares at June 30, 2002 and 926
        shares at September 30, 2001                            6                      9
   Common stock, $0.01 par value, issued and
    outstanding 139,672,839 shares at
    June 30, 2002 and 68,778,960 shares
    at September 30, 2001                               1,096,728                687,789
   Accumulated deficit                                 (4,891,018)            (4,221,707)
                                                   --------------     ------------------
      Total stockholders' deficit                      (3,794,283)            (3,533,908)
                                                   --------------     ------------------
      Total liabilities and stockholders' deficit  $      416,080     $          407,416
                                                   ==============     ==================

The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                            STATEMENT OF OPERATIONS
           For the Three and Nine Months Ended June 30, 2002 and 2001
                                  (Unaudited)


                                                 Three months ended             Nine months ended
                                              June 30,       June 30,        June 30,       June 30,
                                               2002            2001           2002             2001
                                          -------------   -------------   -------------   -------------
Net sales                                 $     776,574   $   1,071,676   $   2,471,513   $   3,081,881
Cost of sales                                   465,109         568,745       1,401,564       1,887,156
                                          -------------   -------------   -------------   -------------
     Gross profit                               311,465         502,931       1,069,949       1,194,725
                                          -------------   -------------   -------------   -------------

Selling, general and
  administrative expenses                       527,285         537,412       1,531,943       1,578,137
                                          -------------   -------------   -------------   -------------

Operating loss                                 (215,820)        (34,481)       (491,994)       (383,412)

Other income (expense):
   Interest expense                             (45,947)         (5,651)       (106,557)        (85,940)
   Miscellaneous income, net                        163         (15,396)         79,420          69,467
   Loss on impairment                               -               -               -               -
   Loss from discontinued operations                -               -               -               -
   Extinguishment of debt                           -               -               -               -
                                          -------------   -------------   -------------   -------------

Loss before extraxordinary item                (261,604)        (55,528)       (519,131)       (399,885)

Merger costs                                        -               -               -               -
                                          -------------   -------------   -------------   -------------

Net loss before income taxes                   (261,604)        (55,528)       (519,131)       (399,885)

Income taxes                                        600             667             600           1,000
                                          -------------   -------------   -------------   -------------

Net loss                                  $    (262,204)  $     (56,195)  $    (519,731)  $    (400,885)
                                          =============   =============   =============   =============


The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                                              Nine months ended
                                                                          June 30,        June 30,
                                                                           2002             2001
                                                                      -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $    (519,731)   $     (400,885)
  Adjustments of reconcile net cash provided (used) in
   operating activities
     Depreciation and amortization                                            8,971            22,624
     Loss on disposal of property and equipment                                   -                -
     Allowance for notes receivable                                               -            63,000
     Warrant/option compensation expense                                          -            75,145
     Common stock issued for compensation and interest                    1,081,729                -

  Effect on cash of changes in operating assets and liabilities:
     Decrease (increase) in accounts receivalbe, net                        (21,421)          (48,333)
     Decrease (increase) in other receivables                               (10,000)         (337,908)
     Decrease (increase) in inventory                                        86,056           (66,471)
     Decrease (increase) in prepaid and other current assets                (79,983)           22,092
     Decrease (increase) in security deposits                                     -                -
     Increase (decrease) in accounts payable                                (54,779)         (113,139)
     Increase (decrease) in accrued ezpenses                             (1,191,552)          285,083
     Increase (decrease) in deferred revenue                                 (3,370)               -
                                                                      -------------    --------------
        Net cash provided (used) in operating activites                    (704,080)         (498,792)
                                                                      -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Issuance of notes receivable                                                    -          (360,000)
  Advances to perFORMplace                                                        -           (63,000)
                                                                      -------------    --------------
        Net cash provided (used) in investing activites                           -          (423,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                                                (110,000)               -
  Payments of equipment financing                                           (33,223)               -
  Accrued dividends on preferred shares                                           -           (98,392)
  Proceeds from equipment financing                                               -                -
  Exercise of warrants                                                            -                -
  Proceeds from notes payable                                                     -                -
  Proceeds from sale of common stock                                              -           646,274
  Proceeds from issuance of short term note payable                               -           350,078
  Proceeds from convertible debenture                                       130,300                -
  Proceeds from convertible promissory ntes                                 750,000                -
                                                                      -------------    --------------
        Net cash provided (used) in financing activities                    737,077           897,960
                                                                      -------------    --------------

  Net increase (decrease) in cash and cash equivalents                       32,997           (23,832)

  Cash and cash equivalents at beginning of period                           36,393            36,393
                                                                      -------------    --------------

  Cash and cash equivalents at end of period                          $      69,390    $       12,561
                                                                      =============    ==============

NON-CASH  ACTIVITIES:
(1) $118,101 of Convertible Notes were converted into 12,205,211 shares of common stock.
(2) 40 shares of Preferred Stock Series A were converted into 3,796,516 shares of common stock.
(3) 115 shares of Preferred Stock Series B were converted into 15,192,672 shares of common stock.
(4) 6,126,513 common shares at the cost of $68,540 were issued related to merger costs.
(5) 2,000,000 common shares at the cost of $18,400 were issued for consulting expenses.


The accommmpanying notes are an integral part of these statemens.

The accompanying notes are an integral part of these statements.

Non-cash investing and financing activities

     During the first quarter of FY2002 Series A preferred shareholders converted 30 preferred shares into 2,941,176 common shares at an average conversion price of $0.0102 per common share. Series B preferred shareholders converted 150 preferred shares into 15,730,674 common shares at an average conversion price of $0.0095 per common share. Under the conversion terms of the convertible preferred shares, a holder has the right to convert preferred shares into common shares at eighty-five (85%) percent of the average of the two lowest closing bid prices during the last twenty-two (22) consecutive trading days prior to conversion. As part of the merger, the Company issued 50,000,000 shares of common stock with a value of $876,000. There were 39,320,912 conversions of preferred shares into common shares in the third quarter.

NOTE A - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a loss of $262,204 for the quarter ended June 30, 2002, and a loss of $519,731 for the nine months ended June 30, 2002. A deficit of $3,794,283 in stockholders' equity and negative working capital of $2,973,537 for the period ended June 30, 2002. The Company intends to continue to raise additional funds in the capital markets for working capital purposes. The Company must raise additional capital in order to continue as a going concern.

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

NOTE F - ACCRUED PREFERRED STOCK DIVIDENDS

     The Preferred Shareholders agreed to waive all dividends, effective October 1, 2001. No accrual for dividends on preferred shares was recorded in the third quarter ended June 30, 2002.

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

NOTE I - CONVERTIBLE PROMISSORY NOTE

     In the first quarter ended December 31, 2001 the Company issued a convertible promissory note totaling $450,000 at an interest rate of eight
     (8) percent per annum. In the second quarter ended March 31, 2002 the issued a convertible promissory note totaling $300,000 at an interest rate of eight (8) percent per annum. These notes are convertible into the Company's common stock at $.01 per share and a 8,055,853 warrant exercisable for common stock at $.02 per share and 1,500,000 warrants at $.01 per share.

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

NOTE L - INCOME TAXES

     The future benefits of loss carried forward are fully reserved. The company accrued $600 for California Franchise Tax during the quarter.

NOTE M - COMMON STOCK OUTSTANDING

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

The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months and nine months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 2001.


General. On October 1, 2001, the Company completed a reverse merger with tAA. tAA is the surviving entity for accounting purposes. The following discussion is based upon the merged activities of both companies for all periods presented.

Net sales. Net sales for the Company decreased $295,102 or approximately 28 percent for the three months ended June 30, 2002, as compared to the same period in the prior year. Net sales for the Company decreased $610,368 or approximately 20 percent for the nine months ended June 30, 2002 as compared to the same period in the prior year. The events of September 11, 2001 as well as the general economic condition in the country today has contributed to the general decrease in sales experienced not only by the Company, but the industry as a whole.

Cost of sales. Cost of sales as a percentage of net sales decreased to 60 percent of net sales for the three months ended June 30, 2002 as compared to 53 percent for the same period in the prior year. Cost of sales as a percentage of net sales decreased to 43 percent of net sales for the nine months ended June 30, 2002 as compared to 39 percent for the same period in the prior year. Gross profit increased due to an increase in product margins, reduced shipping costs due to increased efficiency in product scheduling, both for incoming and outgoing shipments, and a reduction in replacement of defective product due to increased product testing prior to shipment to customers.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased $10,127 or approximately 2 percent for the three months ended June 30, 2002 as compared to the same period in the prior year. Selling, general and administrative costs decreased $16,194 or approximately 1 percent for the nine months ended June 30, 2002 as compared to the same period in the prior year. The merger of Pen Interconnect and The Automatic Answer (tAA) resulted in the elimination of several executive positions, thereby eliminating significant salary and related payroll and employee benefit expenses. In addition, the consolidation of offices, along with the reduction in rent for both the California corporate office and the Danbury, CT sales office contributed significantly to expense reduction in the current quarter and nine months. The Company has concentrated on reviewing all recurring expenses and has made reductions when possible.

Other income and expenses. Interest expense increased by $40,296 for the three months ended June 30, 2002 as compared to the same period in the prior year. In the prior year the Company was able to negotiate settlements on outstanding vendor debt resulting in a gain of $73,168. There were no settlements in the quarter ended June 30, 2002.

Liquidity and capital resources. For the quarter ended June 30,2002 and for the nine months ended June 30, 2002, the Company sustained losses of $262,204 and $519,731, respectively.

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


                            THE AMANDA COMPANY, INC.
                                  (Registrant)

August 16, 2002              By: /s/ Brian Bonar
                               Brian Bonar,
                               CEO and Chairman of the Board of Directors

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of The Amanda Company, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Bonar, Chief Executive Officer and Chairman of the Board of Directors of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                             /s/ Brian Bonar
                             -----------------------------
                             Brian Bonar
                             CEO and Chairman of the Board of Directors
                             August 16, 2002

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of The Amanda Company, Inc.. (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Bonar, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                             /s/ Brian Bonar
                             -----------------------------
                             Brian Bonar
                             Chief Accounting Officer
                             August 16, 2002

                            THE AMANDA COMPANY, INC.
                    CALCULATION OF EARNINGS (LOSS) PER SHARE
       FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001



                                                 Three months ended             Nine months ended
                                              June 30,       June 30,        June 30,       June 30,
                                               2002            2001           2002             2001
                                          -------------   -------------   -------------   -------------
Net profit (loss)                         $    (262,204)  $      13,700   $    (519,731)  $    (454,399)
                                          =============   =============   =============   =============
Common Shares Outstanding entire
   period                                   109,672,839      34,454,731     108,886,306      27,596,946

Weighted Average common shares
   issued                                    13,106,971       5,622,373      12,098,478      10,092,188
                                          -------------   -------------   -------------   -------------

Weighted Average common shares
   outstanding during period                122,779,810      40,077,104     120,984,784      37,689,134

Loss per common share - basic             $       (0.00)  $        0.00   $       (0.00)  $       (0.01)
                                          =============   =============   =============   =============