Form 10KSB
period 2002-09-30
AMANDA CO INC
filed 2003-01-14
CIK 1000266

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)
   [ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended   September 30, 2002
                                     ---------------------------------

   [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                  to
                                          ------------------------------------

                         Commission file number 1-14072

                            THE AMANDA COMPANY, INC.
        (Exact name of small business issuer as specified in its charter)

    UTAH                                   7372
(State or other jurisdiction of    (Primary Standard Industrial
 incorporation or organization)     Classification Code Number)

                                   87-0430260
                                (I.R.S. Employer
                               Identification No.)

                      13765 Alton Parkway, Irvine CA.       92618
               (Address of Principal Executive Offices) (Zip Code)

                                 (949) 859-6279
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock and Common Stock Warrants

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

The issuer had revenues of $3,154,289 for the fiscal year ended September 30, 2002.

The aggregate market value of the voting stock held by non-affiliates on September 30, 2002 was approximately $350,369 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of September 30, 2002, 108,159,899 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's report on Form S-8 dated May 3, 2002 The Company's report on Form 8-K dated April 4, 2002: Item 6. The Company's report on Form S-8 dated February 4, 2002

Transitional Small Business Disclosure Format   Yes             No  X

                                   FORM 10-KSB

                            THE AMANDA COMPANY, INC.

                                Table of Contents

                                                                            Page

      PART I

      1.   Description of Business                                             4

      2.   Description of Property                                             6

      3.   Legal Proceedings                                                   7

      4.   Submission of Matters to a Vote of Security Holders                 7

      PART II

      5.   Market for Common Equity and Related Stockholder Matters            8

      6.   Management's Discussion and Analysis or Plan of Operation          15

      7.   Financial Statements                                               18

      8.   Changes in and disagreements with accountants on accounting and    18
           financial disclosure


      PART III

      9.   Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act              19

      10.  Executive Compensation                                             20

      11.  Security Ownership of Certain Beneficial Owners and Management     21

      12.  Certain Relationships and Related Transactions                     21

      13.  Exhibits and Reports on Form 8-K                                   21

      14.  Controls and Procedures                                            24

      Signatures                                                              25

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

      (A) BUSINESS DEVELOPMENT

      General

       The Amanda Company ("Amanda") is located at 13765 Alton Parkway, phone
(949) 859-6279 and is a Utah Corporation. On October 1, 2001, The Amanda Company, formerly known as Pen Interconnect, Inc. ("Pen"), merged with The Automatic Answer, Inc. ("tAA") and changed its name to The Amanda Company, Inc. The transaction was accounted for as a reverse merger with tAA as the surviving entity. Amanda, prior to the merger, was a shell company with no operations.

(B) BUSINESS OF ISSUER

       Amanda is a technology company with its primary focus in call processing. Amanda's principal product is a voice messaging system that functions from the client's server using software that works primarily with Microsoft's Windows operating systems. Amanda's voicemail system uses the worldwide public switched telephone network ("PSTN") and both Intranet and Internet computer computer based technologies which allows communication content to flow through a telephone network and the Internet.

     Amanda's new focus is in redefining business communication as a convergence and innovation software company. The Amanda Company is dedicated to the development, production and support of the Amanda family of products and the supply of applications for the enterprise segment. From the smallest business to the largest corporation, our products are tailored to streamline processes and dramatically improve the way day-to-day business is conducted. We offer innovative, dependable voice processing software from basic voice mail / automated attendant features to the integration of data for intelligent call and message handling.
     (1) Amanda's  Principal Product

     Amanda is in the intelligent CRM telecommunications industry. Amanda is a supplier of call processing software systems that are used with industry standard-personal computer setups.

Amanda delivers to the market the following products:

* Amanda voicemail software utilizing Microsoft DOS 6.22 Operating System, sold to the small business segment utilizing from four to twenty-four ports and providing up to 33 hours of message storage, subject to disk space on the hardware platform. This system supports PBX ("Private Brand Exchanges") and Key Systems (telephone equipment) ranging from ten to 200 telephone users. * Amanda software utilizing Microsoft Windows Operating System for the small and medium business segment utilizing from four to seventy-two ports and unlimited message storage subject to disk space. This system supports PBX and Key System of over 200 telephone users and smaller users with high voice mail storage requirements. These systems are also capable of supporting multiple PBXs.

* Amanda voicemail software utilizing Microsoft Windows NT/XP Operating System capable of integrating with PSTN and Internet networks. This system has also the ability to integrate with other computer based data bases and/or applications. (Amanda Portal)

     Amanda systems interoperate with traditional telephone networks (PSTN), voice over IP networks (VoIP), local area networks (LANs), wireless networks, and the Internet. The Amanda Company's software is ported on a variety of PC based hardware platforms and Microsoft Operating Systems. The latest Amanda technology is a communication Operating System that uses TCL, a widely recognized Internet-friendly language. The movement from PC centricity to Network centricity is addressed by porting our Internet compatible software on traditional telephony or IP networks. Through our web browser-based products, we can enhance existing private enterprise and public networks under an Applications Service Provider (ASP) model and continue to serve the stand-alone systems requirements behind key systems, PBXs, LANs or WANs.

License Revenue:

Amanda also licenses under OEM agreements its software to other organizations. Some of those organizations are Cadcom, Cobotyx and Transtel Communications

       (2) Non-Amanda Products

       Amanda also distributes third party products to its indirect distribution, such as voice boards that interface to switches and the PSTN, manufactured by companies such as Intel/Dialogic, Brooktrout and Bicom.


      (3) Marketing and distribution Process

       Amanda currently has a network of 650 dealers that resell the Amanda line of products to the small business market and distribution houses strategically located in the country serving more than 25,000 independent dealers.

       Our approach to market is through indirect distribution supported by a National Inside Sales and Technical Support Call Center located in Danbury, Connecticut, which handles both the domestic and international markets.

Sales by Geographic Area

       Ninety-five percent (95%) of our sales come from the domestic market and five percent from International areas. Of the domestic market 98% of sales are to dealers and 2% to OEM entities who utilize our software for their own brands. 35% of sales are shipped to dealers in the western states, 30% to the eastern states, 25% to the southern states and 10% to the Great Lakes states.

Competition

       There are several small businesses that provide similar products, however, our traditional competition has been acquired by larger entities, such as, Active Voice was acquired by Nippon Electric Corporation (NEC), Centigram was acquired by Mitel of Canada, Octel and VMX was acquired by Avaya/Lucent/AT&T.

       Other manufacturers are building voicemail capabilities internal to their products such as Panasonic, Intertel, Mitel, etc. Other competitors are manufacturers such as Toshiba and Cisco. Most of the large competitors target the Fortune 1000 companies, which leaves the small to medium size business as our main target.

Suppliers

        Our main suppliers are Brooktrout Technologies (voice processing cards), BICOM, Inc. (voicemail platforms), Central Technology of Texas (PC platforms), and Aleen Technologies (voicemail systems).

        Amanda has replacement suppliers available for all supplies.

Government Regulation or Government Approval

        Amanda's products require FCC approval..

Research and Development
        Amanda does not do research and development.

Patents, Trademarks and Licenses

        Amanda maintain several Trademarks involving the name Amanda.

      (c) EMPLOYEES

    Amanda employs a total of 7 full time and no part time employees in the corporate office and 7 full time employees outside of the corporate office.


ITEM 2.  DESCRIPTION OF PROPERTY FACILITIES

    Amanda's corporate offices are located at 13765 Alton Parkway, Suite F, Irvine, CA 92618. Amanda is committed through July 15, 2004 with monthly payments $5,928.13 for approximately 4,961 square feet.

    Amanda's national sales and support office is located at 100 Mill Plain Road, Danbury CT. The term is a three year agreement leasing 2,184 square feet, expiring January 31, 2005 with monthly payments as follows:

        1.February 1, 2002 through January 31, 2004 - monthly payments of
          $4,459.00
        2.February 1, 2004 through January 31, 2005 - monthly payments of $4,595.50

ITEM 3.  LEGAL PROCEEDINGS

1. On October 28, 1999 Color Savvy Systems, Ltd., filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000, Color Savvy obtained a judgment against the Company for $165,750. No payments were made during fiscal 2001. The Company is still attempting to negotiate a final settlement.

2. On February 15, 2000, Amistar Corporation filed suit against the Company to recover $95,733 in uncontested past due vendor obligations. Amistar has accepted and received 31,912 shares of Company stock on September 20,2000 as payment in full of debt.

3. On March 21, 2000, Interworks Computer Products, Inc., filed suit to recover $35,771 in past due uncontested vendor obligations. Interworks received 11,924 shares of stock in January 2001 as settlement of all amounts due.

4. On July 22, 2000, Force Electronics filed suit to recover $68,816 in past due uncontested vendor obligations, and obtained a judgment on September 15, 2000. Force received 23,316 shares of common stock in January 2001 as full settlement of this obligation.

5. Control Design Supply/Nedco filed suit to recover $6,788 in past due uncontested vendor obligations. The company paid off this judgement during fiscal 2000.

6. On March 20, 2000, DHL Airways Inc. obtained a judgment in the amount of $3,868 for past due uncontested vendor obligation. This suit was settled in March 2001 for 769 shares of the Company's stock.

7. On April 5, 2001, Sony Recording Media Products obtained a judgment against the company in the amount of $35,000. This suit was settled for cash with a final payment made in February 2002.

8. On November 15, 1999, Alan L. Weaver, former CEO of Pen Interconnect, Inc., obtained a judgment against the Company in the amount of $118,500 for breach of a settlement agreement relative to Mr. Weavers' employment agreement with the Company. The Company has reserved $135,300 for this agreement, which includes interest from the date of the judgment. The settlement calls for monthly payments of $3,500. To date, the Company has made payments totaling $8,500.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The following matters were voted on by the shareholders at the last annual meeting of the stockholders, which took place on August 30,2002:

 1. The election of six persons to serve as Directors on the Company's board of directors;
 2. The ratification of the appointment of Pohl, McNabola, Berg & Company LLP as independent auditors for the Company, for the fiscal year ending September 30, 2002, for the purpose of auditing the financial statements and books of the Company, for, and during, the period ending on that date;
 3. Increase the number of common shares authorized to 500,000,000 shares.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

       Our common stock and warrants have been traded on the OTC Bulletin Board since they were de-listed from the National Association of Securities Dealers Automated Quotation system as of March 30, 1999. They were traded under the symbol "PENC:OB" for the common stock and "PENCW" for the warrants. On December 11, 2001, the stock symbols changed to AMNA.OB for the common stock and AMNAW for the warrants. The common stock and warrants were first publicly traded on November 17, 1995. The following table sets forth the range of high and low bids for our common stock for the last three years.

                                            High             Low
Fiscal Year 2001-Quarter Ended
September 30, 2002                         $0.01            $0.003
June 30, 2002                               0.02             0.01
March 31, 2002 *                            0.03             0.01
December 31, 2001                           0.03             0.01

Fiscal Year 2000-Quarter Ended
September 30, 2001                         $0.04            $0.03
June 30, 2001                               0.05             0.04
March 31, 2001                              0.11             0.03
December 31, 2000                           0.19             0.02

Fiscal Year 1999-Quarter Ended
September 30, 2000                         $0.30            $0.17
June 30, 2000                               0.36             0.18
March 31, 2000                              0.55             0.20
December 31, 1999                           0.53             0.25

Fiscal Year 1998-Quarter Ended
September 30, 1999                         $0.81            $0.52
June 30, 1999                               1.19             0.78
March 31, 1999                              2.00             0.72
December 31, 1998                           2.50             0.77

* Post reverse split

       On February 8, 2002, Amanda did a 10 to 1 reverse stock split of its common stock. Before the reverse split on February 8, 2002 there were 349,219,760 shares of common stock outstanding. After the reverse split on February 28, 2002 there were 70,351,927 shares of common stock outstanding, held by approximately 4,100 shareholders, including several holders who are nominees for an undetermined number of beneficial owners.

       On September 30, 2002, the closing quotation for the warrants was $0.002 per warrant. The Company extended the public warrants for one more year to November 17, 2002 as they were to expire on November 17, 2001. As of September 30, 2001, there were issued and outstanding public and private warrants to purchase 10,509,700 shares of the Company's common stock.

Transfer Agent and Registrar

       The Company's transfer agent is American Stock Transfer and Trust Company located at 6201 15th Avenue, Brooklyn, NY 10004.

Our Dividend Policy

     Company does not anticipate paying dividends on the Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend the Company's general business condition. Recent Sales of Unregistered Securities

Shares of common stock issued

(1) In October 1998, Amanda issued 388,846 shares of common stock to BNC Bach International Ltd. Upon conversion of subordinated debentures of $252,750.
(2) In October 1998, Amanda issued 157,935 shares of common stock to RBB Bank Aktiengrsellshaft. Upon conversion of subordinated debentures of $107,668.
(3) In November 1998, Amanda issued 30,000 shares of common stock at $0.75 per share to Heracles Holdings Limited upon exercise of warrants.
(4) In November 1998, Amanda issued 20,000 shares of common stock at $0.75 per share to Lawson Rollins upon exercise of warrants.
(5) In December 1998, Amanda issued 50,000 shares of common stock at $0.75 per share to Louis F. Centofanti upon exercise of warrants.
(6) In December 1998, Amanda issued 20,000 shares of common stock at $0.75 per share to Neyla Kizner upon exercise of warrants.
(7) In December 1998, Amanda issued 10,000 shares of common stock at $0.75 per share to Rahim Kaba upon exercise of warrants.
(8) In December 1998, Amanda issued 307,692 shares of common stock to RBB Bank Aktiengrsellshaft. upon conversion of subordinated debentures of $200,000.
(9) In December 1998, Amanda issued 90,000 shares of common stock at $0.75 per share to Gordon Mundy upon exercise of warrants.
(10) In January 1999, Amanda issued 46,014 shares of common stock to BNC Bach International Ltd. upon conversion of subordinated debentures of $50,846.
(11) In January 1999, Amanda issued 103,956 shares of common stock to Dundee Securities. upon conversion of subordinated debentures of $101,877.
(12) In March 1999, Amanda issued 172,681 shares of common stock to BNC Bach International Ltd. upon conversion of subordinated debentures of $127,784.
(13) In March 1999, Amanda issued 104,372 shares of common stock to BNC Bach International Ltd.

In fiscal 2000, there were 17,958,832 shares of common stock issued of which 16,698,832 were unregistered, as follows:

(14) In April 2000, 411,112 shares of common stock were issued at $.20 per share upon exercise of Series B Preferred stock. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.
(15) In February 2000 through April 2000, there were 9,406,977 shares of common stock issued upon conversion of Series A Preferred stock. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.
(16) In September 2000, Amanda issued 1,055,540 shares of common stock in payment of $101,305 at $.10 a share, or 50% of market price, in payment of accounts payable. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.
(17) In December 1999 through April 2000 3,041,668 shares of common stock were issued at $.14 a share upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.
(18) In March of 2000, Amanda issued 315,000 shares of common stock at $.27 a shares upon conversion of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.
(19) In May and June of 2000, Amanda issued 1,397,328 shares of common stock for services rendered at $.25 a share (approximately market price). These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.
(20) In May and June of 2000, Amanda issued 1,065,000 shares of common stock for services rendered at $.22 a share (approximately market price) upon the exercise of options. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.
(21) In September 2000, Amanda issued 6,207 shares of common stock in payment of accounts payable at $.01 per share (approximately 50% discount to market). These shares were issued pursuant to the exemption provided for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investors of the stock were accredited investors.

In fiscal 2001, there were 22,276,657 shares of common stock issued of which 10,666,657 were unregistered, as follows:

(22) In October 2000, Amanda issued 95,000 shares of common stock at $.16 a share (approximately market price) a share to Alan Weaver for services rendered. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(23) In October 2000, Amanda issued 617,000 shares of common stock at $.06 a share upon the exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(24) In October 2000, Amanda issued 667 shares of common stock at $3.00 per share to Mr. Fisher to retire debt owed. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(25) In October 2000, Amanda issued 3,200 shares of common stock at $3.00 a share to Multitik to retire debt owed. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(26) In November 2000, Amanda issued 481,979, shares of common stock at $.08 a shares (approximately market price) to The Trading Post upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(27) In November 2000, Amanda issued 47,222, shares of common stock at $.09 a shares (approximately market price) to Milt Haber upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(28) In November 2000, Amanda issued 500,000, shares of common stock at $.05 a shares (approximately market price) to Bi-Coastal Consulting Group upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(29) In November 2000, Amanda issued 200,000, shares of common stock at $.03 a shares (approximately market price) to Josh Weinfield upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(30) In December 2000, Amanda issued 450,000, shares of common stock at $.02 a shares (a 50% discount to market price) to AMRO International upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

(31) In December 2000, Amanda issued 475,000, shares of common stock at $.05 (approximately market price) to Ed Saverese upon exercise of warrants. These shares were issued pursuant to the exemption provided for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(32) In January 2001, Amanda issued 75,000, shares of common stock at $.06 (approximately market price) to Scott Sellers upon exercise of warrants. These shares were issued pursuant to the exemption provided for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(33) In January 2001, Amanda issued 250,000, shares of common stock at $.03 (approximately market price) to Bi-Coastal Consulting Group upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as
(34) In January 2001, Amanda issued 500,000, shares of common stock at $.02 (approximately 50% discount to market price) to Ed Saverese upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(35) In February 2001, Amanda issued 117 shares of common stock at $3.00 (settlement figure) to US Vibra in payment of debt. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(36) In February 2001, Amanda issued 1,194 shares of common stock at $3.00 (settlement figure) to AndersonECD in payment of debt. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(38) In February 2001, Amanda issued 5,000 shares of common stock at $1.97 (settlement figure) to Pioneer Standard in payment of debt. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(39) In May 2001, Amanda issued 416,667 shares of common stock at $.04 a shares (approximately market price) to Austost Anstalt upon exercise of warrants. These shares were issued pursuant to the exemption provided for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(40) In May 2001, Amanda issued 416,667 shares of common stock at $.04 a shares (approximately market price) to Balmore Funds upon exercise of warrants. These shares were issued pursuant to the exemption provided for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(41) In June 2001, Amanda issued 237,000 shares of common stock at $.04 a shares (approximately market price) to Jay Chung upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(42) In June 2001, Amanda issued 1,217,039 shares of common stock at $.03 a shares (approximately market price) to AMRO International upon exercise of warrants. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(43) In June 2001, Amanda issued 300,000 shares of common stock at $.03 a shares (approximately market price) to Ashford Capital for services rendered.
     These  shares were  issued  pursuant to the  exemption  provided  for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(44) In June 2001, Amanda issued 910,000 shares of common stock at $.05 a shares (approximately market price) to Bi-Coastal Consulting Group for services rendered. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.
(45) In July 2001, Amanda issued 500,000 shares of common stock at $.03 a shares (approximately market price) to Milton Hauber for services rendered. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

(46) In July 2001, Amanda issued 100,000 shares of common stock at $.03 a shares (approximately market price) to Christine Risner for services rendered.
     These  shares were  issued  pursuant to the  exemption  provided  for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

(47) In July 2001, Amanda issued 500,000 shares of common stock at $.03 a shares (approximately market price) to Brian Bonar for services rendered. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

(48) In July 2001, Amanda issued 300,000 shares of common stock at $.03 a shares (approximately market price) to Robert Dietrich for services rendered.
     These  shares were  issued  pursuant to the  exemption  provided  for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

(49) In July 2001, Amanda issued 250,000 shares of common stock at $.03 a shares (approximately market price) to Finova Capital for settlement of debt. These shares were issued pursuant to the exemption provided for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

(50) In August 2001, Amanda issued 500,000 shares of common stock at $.03 a shares (approximately market price) to Finova Capital for Settlement of Debt. These shares were issued pursuant to the exemption provided for under
     Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

(51) In August 2001, Amanda issued 392,157 shares of common stock at $.03 a shares (approximately market price) to Austost Anstalt upon conversion of preferred stock. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

(52) In August 2001, Amanda issued 392,157 shares of common stock at $.03 a shares (approximately market price) to Balmore Funds upon conversion of preferred stock. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." The investor of the stock was an accredited investor.

(53) In December 2001, Amanda issued 236,174,041 shares of common stock pursuant to the "Final Merger Agreement Pen Interconnect,Inc./The Automatic Answer, Inc." dated October 23, 2001.

(54) In April 2002, Amanda issued 28,119,856 shares of common stock pursuant to the "Final Merger Agreement Pen Interconnect,Inc./The Automatic Answer, Inc." dated October 23, 2001.

In fiscal 2002, there were 55,522,539 shares of common stock issued of which 19,312,586 were unregistered, as follows:

(1) 4,987,360 shares of common stock were issued pursuant to the TAA acquisition agreement. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

(2) 539,995 shares of common stock were issued to consultants for services at $.08 a share. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

(3) 10,333,334 shares of common stock were issued for the conversion of debt at $.02 a share. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

(4) 3,451,897 share of common stock were issued for merger expenses at $.17 per share. These shares were issued pursuant to the exemption provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

Subsequent issuance:

(1) In October 2002, the Company issued 2 million shares of restricted common stock and a warrant convertible into 5 million shares of common stock for consulting services provided to the Company.

Convertible Notes issued

       On March 8, 2001, Amanda issued three convertible debentures for an aggregate of $200,000 in cash in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

       On May 14, 2001, Amanda issued a convertible debenture for an $150,000 in cash in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

       On July 9, 2001, Amanda issued a convertible debenture for an $100,000 in cash in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investor of this security is an accredited investor.

       On July 16, 2001, Amanda issued a convertible debenture for an $100,000 in cash in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investor of this security is an accredited investor.

       On October 4, 2001, Amanda issued a convertible debenture for an $250,000 in cash in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investor of this security is an accredited investor.

       In November, 2001, Amanda issued four convertible debentures for an aggregate of $320,000 in cash in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

       On January 9, 2002, Amanda issued a convertible debenture for an amount of $300,000 in cash in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investor of this security is an accredited investor.

Warrants and options issued:

     On October 4, 2001 Amanda issued a total of 8,055,583 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $02 per share. These warrants expire October 4, 2006. The Warrant provides that in no event shall the holder beneficially own more than 4.999% of our outstanding common stock. These warrants were issued in accordance withss.4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

     On November 26, 2001 Amanda issued a total of 7,944,682 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $01 per share. These warrants expire November 26, 2006. The Warrant provides that in no event shall the holder beneficially own more than 4.999% of our outstanding common stock. These warrants were issued in accordance withss.4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

       On January 11, 2002, Amanda issued a total of 8,571,429 warrants. Each warrant allows the holder to purchase 1 share of our common stock at an at an exercise price per share equal to the lesser of (i) $.007 and (ii) the average of the lowest three (3) trading prices during the thirty (30) trading days immediately prior to exercise, discounted by 30%. The Warrant provides that in no event shall the holder beneficially own more than 4.999% of our outstanding common stock.. These warrants do not have an expiration date. These warrants were issued in accordance with ss. 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors. These warrants have been canceled.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides certain information, which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the fiscal years ended September 30, 2002 and 2001. This discussion and analysis should be read in conjunction with the Company's financial statements and related footnotes.

General

Plan of Operation

       The short-term objectives of Amanda are the following:

* Regain profitability through product cost restructuring, pricing changes and simplification of products.
* Develop new products that integrate our technologies with other ready to market technologies.
*    Develop strategic relationships that license our technologies.
*    Reduce revenue product dependency on voice mail.

       Amanda's long-term objectives are as follows:

* Position Amanda Portal as an industry recognized communications opersting system.
*    Enhance revenue stream with recurring service revenues.
* Develop new intelligently integrated applications that are market specific products that will allow different communication devices work together,

Strategic Vision

Key to Amanda's business in the future is the following:

* Transition of Amanda's product strength away from PBX and Key Systems that is a declining market to products that bring together PSTN and IP network capabilities to develop intelligent call processing and message handling systems. Amanda's Microsoft DOS based product line still has a demand for new shipments and field replacements, which represents the bulk of Amanda sales. However, the Amanda Portal is beginning to generate new revenues as a product that can bring together and create new applications for PSTN, IP network and database capabilities.

* Sustaining our dealer network to take our products to market.

* Developing strategic relationships to create high margin opportunities while minimizing our exposure.

* Leveraging Amanda Portal as a communications operating system to quickly bring intelligently integrated database processing and message handling applications to specialized markets. Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

       There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to remain at the current level over the next twelve months.

Results of Operations

Net sales: Net sales for the Company decreased $878,257 to $3,154,289 for the period ending September 30, 2002 from $4,032,546 for the period ending September 30, 2001, or approximately 22 percent. A slowdown in orders from Amanda's distributors resulted in the reduced sales. Our distributors claim to have experienced lower sales as a result of the economic conditions.

Cost of sales: Cost of sales of $1,676,403 for the period ended September 30, 2002 decreased $718,408 from $2,394,811 or 29% from the same period prior year. As a percentage of net sales, Cost of sales decreased to 53% of net sales as compared to 59% for the same period in the prior year. The decrease in Cost of sales was mainly due to the reduction in shipping costs due to improved management of inventory purchases and shipments to customers.

Selling, general and administrative expenses: Selling, general and administrative expenses of $2,799,955 for the period ending September 30, 2002 increased by $852,361 from $1,947,594 or approximately 44% from the year ended September 30, 2001. This increase was due an increase consulting expenses over prior year.

Interest expense: Interest expense of $156,681 for the period ending September 30, 2002 increased $56,396 from the same period prior year.

Liquidity and capital resources

Amanda had negative working capital at September 30, 2002 of $3,255,667 compared to negative working capital of $1,641,440 at September 30, 2001 for a decrease in working capital of $1,614,227. The decrease is due to the raising of additional capital through the issuance of convertible debentures which allowed the company to have sufficient working capital to pay salaries, office rent and other expenses while the company looked for a merger partner.

During fiscal 2002 Amanda continued to experience cash flow problems. For most of fiscal 2002, the market price of Amanda's stock was sufficient to raise additional funds to support the negative cash flow from operations.

Going Concern

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has a working capital deficiency of $ 3,255,667 as at September 30, 2002 and has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other events

On March 8, 2001, Amanda issued three convertible debentures for an aggregate amount of $200,000, with simple interest accruing at the annual rate of 8%. These debentures are due March 8, 2002. Interest payable on the Debentures shall be paid quarterly commencing March 30, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.04 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.

On May 14, 2001, Amanda issued a convertible debenture for $150,000, with simple interest accruing at the annual rate of 8%. These debentures are due May 14, 2004. Interest payable on the Debentures shall be paid quarterly commencing June 30, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.04 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.

On July 9, 2001, Amanda issued a convertible debenture for $100,000, with simple interest accruing at the annual rate of 8%. These debentures are due July 9, 2004. Interest payable on the Debentures shall be paid quarterly commencing September 30, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.04 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.

On July 16, 2001, Amanda issued a convertible debenture for $100,000, with simple interest accruing at the annual rate of 8%. These debentures are due July 16, 2004. Interest payable on the Debentures shall be paid quarterly commencing September 30, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.04 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.

On October 4, 2001, Amanda issued a convertible debenture for $250,000, with simple interest accruing at the annual rate of 8%. These debentures are due October 4, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 31, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.02 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date. Amanda also issued a total of 8,055,583 warrants (pre-split). Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $02 per share. These warrants expire October 4, 2006.

On October 23, 2001, Pen Interconnect changed its name to The Amanda Company.

On November 19, 2001, Amanda issued two convertible debentures for an aggregate of $100,000 with simple interest accruing at the annual rate of 8%. These debentures are due November 19, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 31, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.02 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.

On November 26, 2001, Amanda issued two convertible debentures for an aggregate of $220,000 with simple interest accruing at the annual rate of 8%. These debentures are due November 26, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 31, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.02 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date. Amanda also issued a total of 7,944,682 warrants (pre-split). Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $01 per share.

On January 9, 2002, Amanda issued a convertible debenture for an aggregate amount of $300,000, with simple interest accruing at the annual rate of 8%. This debenture is due January 9, 2003. Interest payable on the Debentures shall be paid quarterly commencing March 30, 2002. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda's common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.10 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date. Amanda also issued common stock purchase warrants (pre-split) for the right to purchase 8,571,1429 shares vof Common Stock of Amanda at an exercise price per share equal to the lesser of
(i) $.02 and (ii) 70% of the average of the lowest three inter-day sales prices during the thirty (30) Trading Days immediately prior to exercise. These shares have been canceled.

It is anticipated that the above of convertible debentures will be converted into shares in accordance with the terms of these debentures.

There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to remain at the current level over the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and supplementary data are included beginning at page F-1.

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

      Name                    Age               Position

      Brian Bonar           54               Chairman of the Board, Acting Chief
                                                Executive Officer
      Stephen J. Fryer      64               Director
      David Woo             41               Director
      E. Timothy Morgan     43               Director
      Jose Candia (1)       53               Director
      Bill Prevot (2)       58               Director

(1) Resigned April 1, 2002 (2) Resigned March 26, 2002

     The officers and Directors of Amanda will devote only such time as they deem appropriate in the business affairs of our Company. It is, however, expected that the officers will devote the time deemed necessary to perform their duties for the business of our Company. The amount of time devoted by each director is discussed below.

    The directors of Amanda are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified.

    Biographies Of Our Executive Officers And Directors

Stephen J. Fryer had served as Chief Executive Officer of the Company from 1999 to 2001 and has been a director of the Company since 1997. He served as Senior Vice President of Sales and Marketing from October 1996 to October 1997. From 1989 to 1996, Mr. Fryer was a principal in Venting International, Ltd, an Irvine, California based venture capital and private investment banking firm. Mr. Fryer graduated from the University of Southern California in 1960 with a Bachelors Degree in Mechanical Engineering and has spent over twenty-eight years in the computer business in the United States, Asia and Europe.

Brian Bonar was appointed a director of the Company on November 30, 1999 and on April 1, 2000 was appointed as the interim Chairman of the Board and chief Executive Officer. Mr. Bonar currently serves as CEO and President of Imaging Technologies Corporation (ITEC) and has held this position since April 1998. Prior to his appointment as CEO of ITEC, Mr. Bonar served in other capacities with ITEC since August 1992. From 1991 to 1992 Mr. Bonar was Vice President of Worldwide Sales and Marketing for Bezsier Systems, Inc. From 1990 to 1991 he was Worldwide Sales Manager for Adaptec, Inc. From 1988 to 1990 Mr. Bonar was Vice President of Sales and Marketing for Rastek Corporation. From 1984 to 1988 Mr. Bonar was employed as Executive Director of Engineering at QMS, Inc. Prior to these appointments, Mr. Bonar was employed by IBM, U.K. Ltd. for approximately 17 years.

David Woo, director and past chairman, was appointed to the Board of the Company on August 30, 2001. Mr. Woo was the Founder and past CEO of tAA. He received his Bachelors Degree in Computer Science from Columbia College, Columbia University.

E. Timothy Morgan was appointed a director of the Company on August 30, 2001. Mr. Morgan is a Founder and Senior Vice President of Advanced Research at TAA. Mr. Morgan has over twenty years experience in computer programming and software engineering. His work in concurrent software design includes software tools and authoring of several publications explicitly for the analysis of concurrent systems.

      ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows the compensation paid by the Company to its current Chairman and Chief Executive Officer, and the Company's other most highly paid executive officer.

      None of the other executive officer's total annual salary and bonus exceeded $100,000 for the years presented.

                           Summary Compensation Table

                               Annual Compensation
      Name and Principal        Fiscal Year       Salary          Bonus

      Stephen J. Fryer(1)       2001             $ 63,267        $     0
      President & CEO           2000              148,802          4,116
                                1999              139,000         17,304

      Joe Candia (2)            2001               90,000              0
        Vice President

       Jim Pendleton (3)        1999              139,666              0
      Chairman/CEO

      Mehrdad Mobasseri (3)     1999               96,000         89,282
      President-InCirT


      Alan Weaver (3)           1999              100,000         30,881
      Vice President

         The tables above do not include certain insurance, the use of a car, and other personal benefits, the total value of which does not exceed $50,000 or 10% of such person's salary and bonus.

(1)  Resigned in 2001 for personal reasons
(2)  Resigned April 1, 2002
(3)  Resigned in 1999/2000 for personal reasons

       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the number of shares of the Company's common stock beneficially owned as of September 30, 2002, (i) by each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) by each director and director nominee, (iii) by each of the Company's named executive officers, and (iv) by all directors, director nominees and executive officers, as a group, as reported by each such person. Unless otherwise indicated, each stockholder's address is c/o the Company, 13765 Alton Parkway, Suite F Irvine, CA. 92618.

                          Amount and           Amount Issuable     Percentage of
Name and Address of       Nature of            on Exercise of       Outstanding
  Beneficial Owner      Beneficial Owner           Options         Common Stock
-------------------   --------------------    ------------------   -------------
Steven Fryer            3,092,500                                     2.8
Brian Bonner            3,397,383                                     3.1
E. Timothy Morgan       5,779,780                                     5.3
David L. Woo            8,307,788                                     7.7

All Officers and
 Directors as a
 Group (4 persons)     20,577,451                                    19.0

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each of the above beneficial owner's percentage ownership is determined by including the options and/or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them. Based on 108,159,899 shares issued and outstanding as of September 30, 2002.

      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following information summarizes certain transactions, either engaged in within the last two (2) years or, proposed to be engaged in, by the Company and the individuals described.

Stephen J. Fryer, former chairman, CEO, President and Chief Accounting Officer received options and warrants for 470,000 common shares in 2001.

Brian Bonar and Milton Haber, Directors of Amanda, received 50,000 shares of common stock for their continued service as Board Members. Additionally, Mr. Bonar received options for 50,000 shares of the Company's common stock.

During 2002, Brian Bonar, Steve Fryer and Milton Haber received 65,000. 109,000 and 15,322 shares respectively, as compensation for services. The aggregate value of the shares issued as compensation for services was $33,175.

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

10.20 Convertible Note issued to AMRO Int'l S.A. dated August 24, 2000. (1)
10.21 Convertible  Note  issued  to  Austost  Anstalt  Schaan  dated  August 24,
      2000.(1)
10.22 Convertible Note issued to Balmore S.A dated august 24, 2000. (1)
10.23 Convertible Note issued to ALPHA CAPITAL AG dated March 8, 2001. (1)
10.24 Convertible Note issued to AMRO Int'l S.A. dated March 8, 2001. (1)
10.25 Convertible Note issued to Woo Young Kim dated March 8, 2001. (1)
10.26 Convertible Debenture Purchase Agreement dated March 8, 2001. (1)
10.27 Registration Rights Agreement Dated March 8, 2001. (1)
10.28 Convertible Note issued to Filter Int'l Corp. dated May 14, 2001. (1)
10.29 Convertible Note issued to George Furla dated July 9, 2001.  (1)
10.30 Convertible Note issued to Howard Schraub dated July 16, 2001. (1)
10.31 Convertible Note Purchase Agreement, Filter Int'l, George Furla, Howard Schraub. (1)
10.32 Registration Rights Agreement, Filter Int'l, George Furla, Howard Schraub
10.33 Convertible Note issued to Stonestreet LP dated October 4, 2001. (1)
10.34 Warrant Agreement, Stonestreet LP dated October 4, 2001. (1)
10.35 Convertible Note Purchase Agreement, Stonestreet L.P., dated October 4, 2001. (1)
10.36 Registration Rights Agreement, Stonestreet L.P., dated October 4, 2001.(1)
10.37 Convertible Note issued to AMRO Int'l S.A. dated November 19, 2001. (1)
10.38 Convertible Note Purchase Agreement, AMRO Int'l S.A. dated November 19, 2001. (1)
10.39 Registration Rights Agreement, AMRO Int'l S.A. dated November 19,
      2001. (1)
10.40 Convertible Note issued to ALPHA Capital AG dated November 19, 2001. (1)
10.41 Convertible Note Purchase Agreement, ALPHA Capital AG dated November 19, 2001. (1)
10.42 Registration Rights Agreement, ALPHA Capital AG dated November 19, 2001
10.43 Convertible Note Purchase Agreement, Stonestreet L.P., dated November 26, 2001. (1)
10.44 Convertible Note Purchase Agreement, Stonestreet Corporation., dated November 26,2001. (1)
10.45 Warrant Agreement, Stonestreet LP dated November 26, 2001. (1)
10.46 Warrant Agreement, Stonestreet Corporation dated November 26, 2001. (1)
10.47 Convertible Note Purchase Agreement, dated November 26, 2001. (1)
10.48 Registration Rights Agreement, dated November 26, 2001. (1)
10.49 2001 Consulting and Advisors Service Agreement for outside consultants Incorporated by reference to Form S-8 filed on October 19, 2000, and Form S-8 filed on December 04, 2001). (1)
10.50 Warrant Agreement, Bristol Investment Fund, Ltd., dated January 12,
      2002.(1)
10.51 Warrant Agreement, Bristol Capital, LLC dated January 12, 2002. (1)
10.52 Warrant Agreement, Alexander Dunham Capital Group, Inc., dated January 7, 2003 12, 2002. (1)
10.53 tAA and Pen Interconnect Merger Agreement dated October 23, 2001. (1)
10.54 Secured Convertible Note Purchase Agreement, Bristol Investment
      Fund, Ltd.,dated January 12, 2002. (2)
10.55 Registration Rights Agreement, dated January 12, 2002. (2)
10.56 Secured Convertible Note, Bristol Investment Fund, Ltd. January 12,
      2002. (2)

(1) Previously filed on Form SB-2 on April 14, 2002, File No. 333-86038 (2) Previously filed on Form SB-2A on May 17, 2002, File No. 333-86038

ITEM 14 - Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                   Signatures

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:   January 13, 2003           THE AMANDA COMPANY, INC.


                                        By: /s/ Brian Bonar
                                            Brian Bonar
                                            Chairman of the Board, Acting
                                            Chief Executive Officer

     In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates indicated:


/s/ David Woo
David Woo                       Director                        January 13, 2003

/s/Brian Bonar
Brian Bonar                     Chairman of the Board           January 13, 2003
                                Acting Chief Executive officer

/s/ Steve Fryer
Steve Fryer                     Director                        January 13, 2003

/s/ E.Timothy Morgan
E. Timothy Morgan               Director                        January 13, 2003

CEO CERTIFICATION

I, Brian Bonar, certify that:

1. I have reviewed this annual report on Form 10-K of The Amanda Company, Inc.,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 13, 2003

                                    /s/ Brian Bonar
                                    --------------------------------------------
                                    Brian Bonar
                             Acting Chief Executive Officer

CFO CERTIFICATION


I, Jim Jungwirth, certify that:

1. I have reviewed this annual report on Form 10-K of The Amanda Company, Inc.,

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 13, 2003

                                    /s/ Jim Jungwirth
                                    --------------------------------------------
                                   Jim Jungwirh
                            Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Amanda Company, Inc. (the "Company") on Form 10-KSB for the fiscal year ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian Bonar, Acting Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                                _____________________________
                                                Brian Bonar
                                                Acting Chief Executive Officer
                                                January 13, 2003




CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of The Amanda Company, Inc. (the "Company") on Form 10-KSB for the fiscal year ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jim Jungwirth, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





                                                _____________________________
                                                Jim Jungwirth
                                                Chief Financial Officer
                                                January 13, 2003

                            THE AMANDA COMPANY, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                            THE AMANDA COMPANY, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2002 AND 2001





                                C O N T E N T S




Report of Independent Certified Public Accountants                             1


Consolidated Balance Sheets                                                2 - 3


Consolidated Statements of Operations                                          4


Consolidated Statements of Shareholders' Equity                                5


Consolidated Statements of Cash Flows                                      6 - 7


Notes to Consolidated Financial Statements                                8 - 31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
The Amanda Company, Inc.

We have audited the accompanying consolidated balance sheets of The Amanda Company, Inc., as of September 30, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Amanda Company, Inc., as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. The Company has a stockholders' deficit of $3,514,646 and $1,627,136 and its current liabilities exceeded its current assets by $3,255,667 and $1,641,440 as of September 30, 2002 and 2001, respectively. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/Pohl, McNabola, Berg & Company LLP

Pohl, McNabola, Berg & Company LLP
San Francisco, CA
January 3, 2003

                            The Amanda Company, Inc.
                           Consolidated Balance Sheets
                       As of September 30, 2002 and 2001


                                                                         2002         2001
                                                                      ----------   ----------
                ASSETS
Current Asseets
  Cash and cash equivalents                                           $   57,413   $   27,999
  Accounts receivable (net of allowance for doubtful accounts)            84,395      155,824
  Other receivables                                                       10,795           -
  Inventory                                                               56,469      172,617
  Prepaid and other current assets                                        75,549           -
                                                                      ----------   ----------

        Total Current Assets                                             284,621      356,440

Property and Equipment (net of accumulated depreciation)                  82,282      131,925

Noncurrent Assets
   Deferred debt insuance costs                                          286,982           -
   Other assets                                                           29,974       35,757
                                                                      ----------   ----------
        Total Assets                                                  $  683,859   $  524,122
                                                                      ==========   ==========

                                  (continued)


   The accompanying notes are an integral part of these financial statements.

                            The Amanda Company, Inc.
                     Consolidated Balance Sheets (Continued)
                       As of September 30, 2002 and 2001


                                                                         2002         2001
                                                                      ----------   ----------
                LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                   $  576,109   $  521,675
   Payable to Pen Interconnect                                                -       461,200
   Liabilities from discontinued operations                              444,841           -
   Accrued liabilities                                                   400,846      393,704
   Dividends payable                                                     629,126           -
   Deferred revenue                                                       17,001       16,249
   Convertible debentures                                              1,006,425           -
   Lease financing payable                                                36,440       32,052
   Notes payable                                                         429,500      573,000
                                                                      ----------   ----------

        Total Current Liabilities                                      3,540,288    1,997,880

Long-Term Liabilities
   Convertible debentures                                                570,000           -
   Deferred gain on sale leaseback                                        32,680       60,691
   Lease financing payable                                                55,537       92,687
                                                                      ----------   ----------

        Total Long-Term Liabilities                                      658,217      153,378

Shareholders' Equity
   Convertible preferred stock, $0.01 par value,
     5,000,000 shares authorized
     Seried A, issued and outstanding, 21 shares in 2002                       1           -

     Series B, issued and outstanding, 631 shares in 2002                      6           -

   Common stock, $0.01 par value, 500,000,000 shares authorized;
     108,159,899 shares in 2002 and 52,637,360 in 2001                 1,081,599      526,374

   Additional paid-in capital                                          2,441,675      594,160
   Accumulated deficit                                                (7,037,927)  (2,747,670)
                                                                      ----------   ----------

        Total Shareholders' Equity                                    (3,514,646)  (1,627,136)
                                                                      ----------   ----------

        Total Liabilities and Shareholders' Equity                    $  683,859   $  524,122
                                                                      ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                            The Amanda Company, Inc.
                      Consolidated Statements of Operations
                 For the Years Ended September 30, 2002 and 2001


                                                                          2002           2001
                                                                      ------------   ------------
Net Sales                                                             $  3,154,289   $  4,032,546
Cost of Sales                                                            1,676,403      2,394,811
                                                                      ------------   ------------
Gross Profit                                                             1,477,886      1,637,735

Operating Expenses
   Depreciation and amortization                                            27,732         86,472
   General and administrative                                              706,012        327,106
   Office rent                                                             136,704        206,302
   Salaries                                                              1,284,040      1,443,470
   Selling expense                                                          60,599        (49,192)
   Advertising and promotion                                                10,586         19,908
   Merger ezpenses                                                         602,014             -
                                                                      ------------   ------------

Incoeme (loss) from operations                                          (1,349,801)      (396,331)
                                                                      ------------   ------------

Other Income (Expense)
   Interest expense                                                       (156,681)      (100,285)
   Debt issuance costs                                                    (118,746)            -
   Other income                                                             87,290         90,016
   Impairment of goodwill                                               (2,811,498)            -
   Gain from discontinued operations                                       210,382             -
                                                                      ------------   ------------
Total Other Income (Expense)                                            (2,789,253)       (10,269)
                                                                      ------------   ------------
Income (Loss) Before Income Taxes                                       (4,139,054)      (406,600)

Provision for income taxes                                                  (2,400)        (1,600)
                                                                      ------------   ------------
Net Income (Loss)                                                       (4,141,454)      (408,200)
                                                                      ------------   ------------
   Preferred stock dividend                                               (148,803)            -
                                                                      ------------   ------------
Net loss attibutable to common stockholders                           $ (4,290,257)  $   (408,200)
                                                                      ============   ============

Basic loss per share                                                  $     (0.056)  $     (0.008)
                                                                      ============   ============

Diluted loss per share                                                $     (0.056)        (0.008)
                                                                      ============   ============

Weighted-average shares outstanding - basic                             77,251,367     52,637,360
                                                                      ============   ============

Weighted-average shares outstanding - diluted                           77,251,367     52,637,360
                                                                      ============   ============

   The accompanying notes are an integral part of these financial statements.

                            The Amanda Company, Inc.
                Consolidated Statements of Shareholders' Equity
                For The Years Ended September 30, 2002 and 2001

                                                                                            Additional      Retained
                                            Preferred Stock           Common Stock            paid-in       earnings       Total
                                            Shares   Amount     Shares         Amount         capital      (deficit)      Equity
                                            ------   ------  -------------  ------------  -------------  ------------  ------------
Balance, September 30, 2000                     -    $    -     52,367,360  $    526,374  $     594,160  $ (2,339,470) $ (1,218,936)

Net loss                                        -         -             -             -              -       (408,200)     (408,200)
                                            ------   ------  -------------  ------------  -------------  ------------  ------------
Balance, September 30, 2001                     -    $    -     52,637,360  $    526,374  $     594,160  $ (2,747,670) $ (1,627,136)
                                            ======   ======  =============  ============  =============  ============  ============
Acquisition - Common Stock issuance             -         -      4,987,360        49,874        909,704            -        959,578
Acquisition - Preferred Stock issuance         977       10             -             -              -             -             10
Conversion of Preferred Stock - Series B      (255)      (3)    16,471,620       164,716       (164,713)           -             -
Conversion of Preferred Stock - Series A       (70)       -      4,090,636        40,906        (40,906)           -             -
Common Stock issued for services                -         -        235,153         2,352         26,981            -         29,333
Stock granted as compensation                   -         -        539,995         5,400         39,458            -         44,858
Preferred dividend adjustments                  -         -             -             -              -       (148,803)     (148,803)
Conversion of debt into common stock            -         -     10,333,334       103,333         74,667            -        178,000
Common stock issued for merger expenses         -         -      3,451,897        34,519        567,495            -        602,014
Conversion of notes payable                     -         -     15,412,544       154,125        (56,018)           -         98,107
Warrants payable                                -         -             -             -         405,728            -        405,728
Compensation expense on warrants and
  options granted                               -         -             -             -          95,119            -         95,119
Debt issuance cost                              -         -             -             -         (10,000)           -        (10,000)
Net loss                                        -         -             -             -              -     (4,141,454)   (4,141,454)
                                            ------   ------  -------------  ------------  -------------  ------------  ------------
Balance, September 30, 2002                    652   $    7    108,159,899  $  1,081,599  $   2,441,675  $ (7,037,927) $ (3,514,646)
                                            ======   ======  =============  ============  =============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                            The Amanda Company, Inc.
                      Consolidated Statements of Cash Flows
                          September 30, 2002 and 2001

                                                                            2002           2001
                                                                      -------------   -------------
Cash flows from operating activities
   Net income (loss)                                                  $  (4,141,454)  $    (408,200)
   Adjustments to reconcile net cash provided (used) in
    operating activities:
     Depreciation and amortization                                           27,732          86,472
     Gain on debt relief                                                    (83,500)        (50,000)
     Gain from settlement of discontinued operation payable                (210,382)              -
     Realized gain on sale of equipment                                           -         (12,138)
     Warrant/option compensation expense                                     95,119               -
     Imparment of Goodwill                                                2,811,498               -
     Common stock issued for merger expenses                                602,014               -
     Common stock issued for services                                        29,336               -
     Common stock issued for compensation                                    44,858               -

Effect on cash of changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable, net                           71,429          (1,076)
   Decrease in other receivables                                             29,205               -
   Decrease (increase) in inventory                                         116,148         (52,544)
   Decrease (increase) in prepaid assets                                    (75,549)        (19,715)
   Decrease in other assets                                                  (5,783)           (279)
   Increase (decrease) in accounts payable                                   54,434        (158,486)
   Increase (decrease) in unearned gain on sale leaseback                         -          72,829
   Increase (decrease) in deferred revenue                                      752         (48,716)
   Increase in accrued expenses                                               7,142          27,947
                                                                      -------------   -------------
Net cash provided (used) in operating activities                           (627,001)       (563,906)
                                                                      -------------   -------------

Cash flows from investing activities
   Cash received in acquisition                                               6,839               -
   Purchase/write-off of property and equipment                              (6,100)        (85,613)
                                                                      -------------   -------------
Net cash used in investing activities                                           739         (85,613)
                                                                      -------------   -------------
Cash flows fromm financing activities
   Deferred debt issuance costs                                              96,741               -
   Borrowings on equipment lease financing                                        -         129,813
   Payments on equipment lease financing                                    (32,762)        (14,009)
   Borrowing under notes payable                                             64,000          59,050
   Proceeds from advances from Pen Interconnect                                   -         461,200
   Preferred dividends adjustments                                         (148,803)              -
   Payments on notes payble                                                (193,500)              -
   Proceeds from convertible promissory notes                               870,000               -
                                                                      -------------   -------------
Net cash provided (used) by financing activities                            655,676         636,054
                                                                      -------------   -------------
Net increase (decrease) in cash and cash equivalents                         29,414         (13,465)

Cash and cash equivalents, beginning of year                                 27,999          41,464
                                                                      -------------   -------------

Cash and cash equivalents, end of year                                $      57,413   $      27,999
                                                                      =============   =============


                                  (continued)

   The accompanying notes are an integral part of these financial statements.

                            The Amanda Company, Inc.
                Consolidated Statements of Cash Flows (continued)
                          September 30, 2002 and 2001

                                                                            2002           2001
                                                                      -------------   -------------
Supplemental Disclosures of Cash Flow Information:
Cash paid during the  year for:
   Interst                                                            $      15,520   $           -
                                                                      =============   =============
   Income tax                                                                     -               -
                                                                      =============   =============

Supplemental Schedule of Non-cash investing and
  financing transactions:
   Computer equipment refinanced under lease transactions             $           -   $     124,739
                                                                      =============   =============
   Conversion of debt into common stock                               $     178,000   $           -
                                                                      =============   =============
   Conversion of interest on notes payable into common stock          $       4,532   $           -
                                                                      =============   =============
   Conversion of notes payable into common stock                      $      93,575   $           -
                                                                      =============   =============
   Retirement of preferred stock by conversion to common stock        $     205,622   $           -
                                                                      =============   =============
   Common stock issued for services                                   $      29,333   $           -
                                                                      =============   =============
   Common stock issued for compensation                               $      44,858   $           -
                                                                      =============   =============
   Common stock issued for merger expenses                            $     602,014   $           -
                                                                      =============   =============
   Finders fee non-cash payment                                       $      10,000   $           -
                                                                      =============   =============

Merger with Pen Interconnect, Inc.
   Goodwill                                                           $   2,811,498   $           -
   Receivables                                                              461,200               -
   Liabilities assumed                                                   (1,519,949)              -
   Convertible debentures                                                  (800,000)              -
   Preferred stock                                                              (10)              -
   Issuance of common stock for acquisiton                                 (959,578)              -
                                                                      -------------   -------------
        Cash received                                                 $      (6,839)  $           -
                                                                      =============   =============

   The accompanying notes are an integral part of these financial statements.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


1.      Summary of Significant Accounting Policies

Organization and line of business

The Amanda Company, Inc. (the Company) operates in a single business segment that includes the design, development, and manufacture of PC enabled telephone answering system software and related equipment and products. The Company's products include voice mail, automated attendant, call control, messaging and voice over Internet. Sales are made primarily to resellers and dealers. The Company operated as The Automatic Answer, Inc (tAA) prior to October 1, 2001, which is the effective date of its merger with Pen Interconnect, Inc. The trading symbol of Amanda is AMNA.

Pen Interconnect, Inc. ("Pen") was incorporated on September 30, 1985, in the State of Utah. Pen was a shell company that had discontinued its operations and had no operating revenues during fiscal 2002 and 2001. Through March 3, 2000, the date of foreclosure of its last operating division, the Company was a total interconnection solution provider offering custom design and manufacturing of circuit boards, battery chargers, power supplies and uninterrupted power supply systems for original equipment manufacturers. Pen did not have any revenue during the years ended September 30, 2002 and 2001.

Basis of presentation

Effective October 1, 2001, the Company acquired Pen Interconnect, Inc. (Pen) (trading symbol: PENC) through a reverse merger.

The application of reverse takeover accounting, resulted in the consolidated financial statements being issued under the name of the legal parent (f/k/a Pen Interconnect, Inc.), but are a continuation of the financial statements of the legal subsidiary, (the Automatic Answer), and not of the legal parent. The control of the assets and business of Pen Interconnect, Inc., is deemed acquired in consideration for the issuance of capital by tAA. Upon completion of the merger, Pen Interconnect, Inc., changed its name to The Amanda Company.

Consolidation policy

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions and profits. These financial statements consolidate the accounts of the Amanda Company and Pen subsequent to the merger date. Pen's operating activity, which is limited to the resolution of various amounts payable, is included as discontinued operations.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


1. Summary of Significant Accounting Policies (continued)

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserve for bad debts, reserve for obsolete inventory, and depreciation. Actual results could differ from those estimates.


Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Cash and cash equivalents

For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of September 30, 2002.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


1. Summary of Significant Accounting Policies (continued)

Revenue recognition

The Company recognizes revenue when merchandise is shipped to a customer or at the time services are rendered. Advances received before the merchandise is delivered are recorded as deferred revenue.

Accounts receivable and the allowance for doubtful accounts

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers' financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts when necessary

The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management evaluation of collectibility of outstanding accounts receivable.

Inventory

Inventory consists principally of network telephone PC hardware and is stated at the lower of cost (first-in, first-out method) or market. Management reviews the quality and salability of the inventory on a periodic basis and establishes reserves based upon the lower of cost or fair market value.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets as follows:

        Office furniture and fixtures   7 years
        Computer and office equipment   5 years
        Computer software               3 years

Amortization of leasehold improvements is computed using the straight-line method over the lesser of the asset life or the life of the respective lease.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


1. Summary of Significant Accounting Policies (continued)

Assets held under capital leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $928 and $17,195 for the years ended September 30, 2002 and 2001, respectively.

Basic and diluted net earnings per share

Basic net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


1. Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Adoption  of  SFAS-133:   Accounting  for  Derivative  Instruments  and  Hedging
Activities

The Company has adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company is currently not engaged in hedging activities nor does it have any derivative instruments, thus there is no impact on the current periods financial statements

Goodwill and other intangible assets

Goodwill represents the purchase price and transaction costs associated with business acquisitions in excess of the estimated fair value of the net assets of these businesses.

The carrying value and useful lives of goodwill are based on management's current assessment of recoverability. Management periodically evaluates whether certain circumstances may affect the estimated useful lives or the recoverability of the unamortized balance of goodwill or other intangible assets using both objective and subjective factors. Objective factors include management's best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company's strategic focus.

Assets held under capital leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


1. Summary of Significant Accounting Policies (continued)

Comprehensive income (loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended September 30, 2002 and 2001, comprehensive income (loss) is equivalent to the Company's reported net income
(loss).

Deferred revenue

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under "Deferred revenue."

Stock split

In October 2002, the board of directors approved a one-for-ten reverse stock split of the Corporation's common stock, which was effective in 2002 to shareholders of record on February 8, 2002. Shareholders' equity, common stock, and stock option activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements and notes to financial statements, to weighted average number of shares, per share amounts, and market prices of the Company's common stock have been restated to give retroactive recognition to the stock split.

Stock option plan

Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in FAS-123 (see Note 15).

In accordance with APB-25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


1. Summary of Significant Accounting Policies (continued)

Stock option plan (continued)

In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25 in regards to options or warrants granted to employees and other third-parties. The Company's policies comply with the guidance provided by FIN No.44.

Long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying value may not be recoverable. During the years ended September 30, 2002 and 2001, no impairment has been recorded.

Discontinued operations

Pen's current operating activities consist solely of the resolution of amounts remaining payable to the prior Pen creditors that did not participate in a voluntary conversion of debt for common stock program. These payables are included as liabilities from discontinued operations.

Segment reporting

The FASB issued SFAS 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. The Company evaluated SFAS 131 and determined that it operates in only one segment.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations including those the Company accounted for under the pooling-of-interests method. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001



1. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.

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

In October 2001, the Financial Accounting Standards Bureau issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective July 1, 2002. The adoption of this statement did not have any impact on the Company's financial condition or results from operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 was adopted by the Company in the fourth quarter of fiscal 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001



2.      Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $ 7,037,924 at September 30, 2002. In addition, the Company had a working capital deficit of approximately $ 3,255,667 at September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation as a going concern is dependent upon its ability to obtain the additional financing necessary to complete development of new products and achieve the level of sales that will enable it to sustain its operations.

Additionally, the Company is seeking to enter into a strategic acquisition or merger with companies in allied businesses and anticipates obtaining more financing from equity sources to fund its operations. No assurance can be given that the Company will be successful in these efforts.

3.      Accounts Receivable

The Company's accounts receivable consists of balances due from dealers in the telecommunications industry. The terms are normally net 10 days. Accounts receivable amounted to $137,870 at September 30, 2002 and $209,977 at September 30, 2001

The Company recorded an allowance for bad debts of $53,475 at September 30, 2002 and $54,153 at September 30, 2001.

4.      Inventory

Inventory, which principally consists of computer hardware, amounted to $72,769 and $204,617 at September 30, 2002 and 2001, respectively. The Company's reserve for obsolete inventory amounted to $16,300 and $32,000 at September 30, 2002 and 2001, respectively.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


5.      Property and Equipment

Property and equipment at September 30, 2002 and 2001 consisted of the following:


                                                      2002             2001
                                                  -----------     -----------
Office furniture and fixtures                     $   264,166     $   264,166
Computer and office equipment                         306,201         306,201
Computer software                                      40,036          40,036
Leasehold improvements                                  6,100           2,245
                                                  -----------     -----------

Total property and equipment                          616,503         612,648
Less accumulated depreciation and amortization       (534,221)       (480,723)
                                                  -----------     -----------

                        Total                     $    82,282     $   131,925
                                                  ===========     ===========

Depreciation expense for the year ended September 30, 2002 and 2001 was $55,743 and $86,472, respectively. Computer and office equipment includes $97,592 of leased computer equipment under lease financing arrangements at September 30, 2002.

6.      Accrued Expenses

Accrued expenses at September 30, 2002 and 2001 consisted of the following:


                                                     2002             2001
                                                  -----------     -----------
Accrued payroll and payroll taxes                 $    73,470     $    80,904
Accrued consulting fees                                 1,237          96,000
Accrued benefits                                       40,539          43,072
Accrued accounting fees                                60,386          45,000
Income taxes                                            4,000           1,600
Accrued interest                                      221,214          75,478
Other accrued expenses                                      -          51,650
                                                  -----------     -----------

                Total                             $   400,846     $   393,704
                                                  ===========     ===========

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001



7.      Notes Payable - Shareholders

The company has entered into multiple loan agreements with its shareholders and other related parties. Notes payable to shareholders and related parties at September 30, 2002 and 2001, consist of the following:


                                                            2001          2002
                                                         ---------     ---------
Note payable to a shareholder. Interest is 12% per
 annum, payable monthly. The note is due on demand.      $ 300,000     $ 300,000

Note payable to a shareholder. Interest is 12% per
 annum. Interest and principal payments are due at
 maturity, February 10, 2001. The note is secured
 by the assets of the company and is due on demand.         50,000            -

Note payable to a shareholder.  Interest is 12%.
 Interest is payable monthly. This is a short-term
 note with no fixed maturity date.                          75,000        65,000

Note payable to a shareholder. Interest is 10% per
 annum. Interest is payable monthly. The note is due
 on demand and is still outstanding at September 30,
 2002.                                                      25,000        25,000

Note payable to a shareholder. Interest is 10% per
 annum. Interest is payable monthly. The note is due
 on demand and is still outstanding at September 30,
 2002.                                                       4,500         4,500

Note payable to a shareholder. Interest is 12% per
 annum. Interest is payable monthly. The note is
 due on demand and is still outstanding at
 September 30, 2002.                                        35,000        35,000

Note payable to a Corporation. Interest is 7% per
 annum. Principal and interest are due at maturity,
 August 11, 2000. The note is secured by the assets
 of the company. On May 16, 2001, the Corporation
 filed a lawsuit against the company for repayment.
 In February 2002, both parties agreed to a settlement.     33,500            -
                                                         ---------     ---------

Total notes payable                                      $ 523,000     $ 429,500
                                                         =========     =========

In conjunction with the notes, tAA had issued warrants to the noteholders to purchase shares of tAA common stock at exercise prices that range from $0.01 to $3.00. These warrants were cancelled during 2002 as part of the merger.

Accrued interest on these notes amounted to $73,023 and $75,478 at September 30, 2002 and 2001, respectively.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


8.      Leases

The company entered into a financing arrangement with a financing company at December 31, 2000. The company surrendered old equipment and received new equipment as part of the transaction. The company recorded a lease financing liability in the amount of $97,592 as a result of the financing arrangement.

During February 2001, the Company entered into another leasing arrangement and recorded additional lease liabilities in the amount of $47,703.

Minimum annual rental payments at September 30,

        2003                             $  47,670
        2004                                31,147
        2005                                27,821
        2006                                 8,181
                                         ---------
Total minimum lease payments             $ 114,819

Less amount representing interest           22,842
                                         ---------

Total lease financing payable               91,978

Less current portion                       (36,440)
                                         ---------

Lease financing payable - long term      $  55,537
                                         =========

9.      Note Payable - Lucent

On October 10, 1998, the Company entered into a volume purchase agreement with Lucent Computer Telephony Products (CTP). CTP agreed to loan the company $150,000 bearing interest at a rate of 10% per annum. One third of the debt plus any accrued interest will be forgiven by CTP on October 1, 1999, November 1, 2000 and December 1, 2001, provided that CTP is the "primary supplier" of computer telephony products to the Company for the three years following the date of the agreement.


                                2002            2001
                            ----------     ------------
Long term                   $        -     $          -
Current                              -           50,000
                            ----------     ------------

Total                       $        -     $     50,000
                            ==========     ============

The remaining balance was written off during the fiscal year ended September 30, 2002.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


10.     Income Taxes

Significant components of the provision for taxes based on income for the year ended September 30 are as follows:

                                2002       2001
                              --------   --------
        Current
                Federal       $      -   $      -
                State            2,400      1,600
                              --------   --------

                              $  2,400   $  1,600
                              ========   ========

        Deferred
                Federal              -          -
                State                -          -
                              --------   --------

        Total                 $  2,400   $  1,600
                              ========   ========

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:


                                        2002          2001
                                     -----------   ----------
Deferred tax asset
  Net operating loss carryforwards   $   630,718   $  626,438
  Depreciation                            11,149       39,418
  Bad debts                               10,695       23,199
  Benefits and accruals                   91,949       51,042
  Goodwill                               654,540           -
  Debt Issuance Costs                     23,749           -
                                     -----------   ----------
Total deferred tax asset             $ 1,422,800   $  740,097
                                     -----------   ----------

Deferred tax liability
  State income taxes benefit                   -      (51,924)
                                     -----------   ----------
  Less valuation allowance           $(1,422,800)  $ (688,173)
                                     -----------   ----------

  Net deferred tax asset             $         -   $        -
                                     ===========   ==========

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001

10. Income Taxes (continued)

At September 30, 2002 and 2001, the Company has available approximately $3,535,263 and $1,462,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2020.

The provision for income taxes consists of state franchise taxes. The expected combined federal and state income tax benefit of approximately 45% is reduced predominately by the valuation allowance applied to such benefits. The use of loss carryforwards from Pen of approximately $387,000 is limited because of the change of greater than 50% in the ownership of its stock resulting from the merger.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the year ended September 30, 2002, is as follows:

                                                2002        2001
                                             ---------    --------
Income tax provision (benefit) computed
  at federal statutory rate                   (35.00%)    (35.00%)

State                                          (8.84%)     (8.84%)

Goodwill                                       22.00%         -

Other                                           5.00%         -

Valuation allowance                            16.89%      39.92%
                                             ---------    --------

Effective tax rate                              0.05%       3.92%
                                             =========    ========

11.     Discontinued Operations

       With the sale of its Cable and MOTO SAT operations during 1999 and the sale of Powerstream operation and the foreclosure of its InCirt division in 2000, all of the operating divisions of Pen were closed.

For the years ended September 30, 2001 and 2002, there were no operating assets or revenues. Activity for these discontinued operations was limited to the resolution of liabilities. Amounts payable from discontinued operations were $444,841 and $655,222, respectively, for the years ended September 30, 2002 and 2001, respectively. During 2002 the Company wrote off $210,382 of these balances.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


12.     Commitments and Contingencies

Office leases

The Company is committed under operating lease agreements for its office facility in California and Connecticut. In July 2001, the Company relocated and entered into a new lease agreement with Kilroy Realty Corporation for a new office space at 13765 Alton Parkway, Irvine, California. The lease is for a period of three years beginning July 15, 2001 and expiring June 15, 2004. This lease requires monthly rental payments of approximately $4,600. Future minimum lease payments required under this non- cancelable operating lease are as follows:

Years ending September 30,                Amount
                                        ---------
        2003                            $  56,556
        2004                               43,756
                                        ---------
                                        $ 100,312
                                        =========

In November 2001, the Company renewed the Connecticut lease for a period of three years beginning on February 1, 2002 and expiring on January 31, 2005 with a monthly base rent of approximately $4,500. Future minimum lease payments required under this non- cancelable operating lease are as follows:

Years ending September 30,                Amount
                                        ---------
        2003                            $  53,508
        2004                               54,600
        2005                               18,382
                                        ---------

                                        $ 126,490
                                        =========

Rent expense for the year ended September 30, 2002 and 2001 amounted to $136,704 and $ 206,302, respectively.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


12. Commitments and Contingencies (continued)

Litigation

From time to time, the Company is engaged in various lawsuits or disputes as plaintiff or defendant arising in the normal course of business.

Following are the matters pending as of September 31, 2002:

1) On October 28, 1999 Color Savvy Systems, Ltd. filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000, Color Savvy obtained a judgment against the Company for $165,783.

2) On November 15, 2000 Alan L. Weaver, former CEO of Pen Interconnect, Inc., obtained a judgment against the Company in the amount of $118,500 plus interest for breach of a settlement agreement relative to Mr. Weaver's employment agreement with the Company. The Company is currently negotiating a payment plan with the former CEO.

3) Wayne Wright, the prior CFO of the Company, has a claim regarding the value of certain stock given to him as part a settlement of his employment agreement. The resolution of amounts due under this potential claim is not currently determinable. The parties are in discussion regarding a possible settlement of this claim

13. Convertible Debentures and Promissory Notes

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

During 2002, the Company issued an additional $870,000 in additional convertible notes with 8% interest rates. $570,000 of these notes are due during the year ended September 20, 2005, and are convertible into the Company's common stock at the lower of $.02 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion. One note for $300,000 is due in 2003 and is convertible into the Company's common stock at the lower of $.01 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion.

In conjunction with the issuance of the notes, the Company issued 1,600,053 five-year warrants convertible into the Company's common stock at $.02 and 857,144 seven-year warrants convertible into the Company's common stock at the lower of $.01 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


14. Stockholders' Equity Preferred stock dividends in arrears

Payments of annual dividends for 2002 and 2001 were deferred by the Company's board of directors on the outstanding preferred stocks because of losses sustained by the Company. As of September 30, 2002, preferred dividends in arrears amounted to $629,126 on the Preferred Stock Series A and B.


Conversion of Pen's convertible preferred stock - Series A

During 2002, Pen redeemed 70 shares of Preferred Stock Series A for 4,090,636 shares of common stock..


Conversion of Pen's convertible preferred stock - Series B

During 2002, Pen redeemed 255 shares of Preferred Stock Series B stock for 16,471,620 shares of common stock.


Conversion of tAA preferred stock

The merger of tAA and Pen resulted in the conversion of all outstanding shares of tAA preferred stock into Pen's common stock.


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

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001



15.     Stock Options and Warrants

       Effective with the merger between tAA and Pen, the tAA 1996 Stock Option Plan was terminated, and all options, which were granted and outstanding, were cancelled. Additionally, tAA had warrants outstanding, which were all cancelled.
       Pen had an existing Stock Option Plan (the Plan), which is in existence subsequent to the merger date. The Plan provides for the granting of both Incentive Stock Options (ISOs) and Non-qualified Stock Options (NSOs) to purchase shares of common stock. ISOs are granted at not less than market value on the date of grant, whereas NSOs may be granted at not less than 85 percent of the market value on the date of the grant. Options may be granted under the Plan to all officers, directors and employees of the Company. In addition, NSOs may be granted to other parties who perform services for the Company. The Board of Directors has granted management the authority to issue non-statutory stock options and/or warrants to employees and consultants of the Company.

       As of September 30, 2002 and 2001, the Company granted to its employees and other eligible participants options and warrants exercisable for the Company's common stock and preferred stock. Options and warrants to purchase shares of its common stock are usually granted at the prices equal to the current fair value of the Company's common stock at the date of grant.

       Under the Plan, no option may be exercised after the expiration date of ten years from the date of grant. As of September 30, 2002, there are two types of convertible securities (NSOs and Warrants) outstanding.

NSOs may be granted to any eligible participant as determined by the management of the Company.

Stock options and warrants issued as of September 30, 2002 and 2001 are summarized as follows:


                                             2002                   2001
                                    ---------------------- --------------------
                                                  Average              Average
                                                  Exercise             Exercise
                                      Shares       Price     Shares     Price
                                    ---------   --------  ----------  --------
Outstanding at beginning of year    1,519,265   $   3.40   1,103,665  $  23.40
Granted                             2,457,197       0.17   2,175,425      0.50
Exercised                                   -          -  (1,644,825)     0.40
Forfeited/Cancelled                  (181,445)      2.05    (115,000)     0.60
                                    ---------   --------  ----------  --------

Outstanding at end of year          3,795,017   $   0.34   1,519,265  $   3.40
                                    =========   ========   =========  ========

Exercisable at end of year          3,795,017   $   0.04   1,518,765  $  10.32
                                    =========   ========   =========  ========

       The non-statutory stock options and warrants are for periods of two to five years.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


15. Stock Options and Warrants (continued)

Under APB-25, the cost of compensation is measured by the excess of the fair market price of the stock over the option exercise price on the measurement date. This is referred to as the intrinsic value method. Accordingly, the Company recorded compensation expense of $ 95,119 for options and warrants granted for the year ended September 30, 2002.

The following table summarizes information about options and warrants outstanding at September 30, 2002:

                        Warrants and Options Outstanding         Warrants and Options Exercisable
                   -------------------------------------------   --------------------------------
                                         Weighted
                                          Average     Weighted                        Weighted
                         Number          Remaining    Average           Number        Average
Range of Exercise   Outstanding as of   Contractual   Exercise    Exercisable as of   Exercise
     Prices        September 30, 2002       Life        Price    September 30, 2002     Price
-----------------  ------------------   -----------   --------   ------------------   -----------
$ 0.10 - 0.60               3,412,917       1.16      $   0.35            3,412,917   $      0.35
$ 1.00                         51,000       1.07      $   1.00               51,000   $      1.00
$ 3.00 - 5.00                  29,000       1.59      $   3.10               29,000   $      3.10
$ 5.10 - 10.00                 16,600       4.17      $   7.24               16,600   $      7.24
$ 20.00                           500       4.26      $  20.00                  500   $     20.00
$ 20.01 - 65.00               285,000       0.09      $  65.00              285,000   $     65.00
                   ------------------   -----------   --------   ------------------   -----------

                            3,795,017      3.487      $   0.34            3,795,017   $      5.10
                   ==================   ===========   ========   ==================   ===========

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001


15. Stock Options and Warrants (continued)

The following table summarizes information with respect to options outstanding and exercisable at September 30, 2001:

                        Warrants and Options Outstanding         Warrants and Options Exercisable
                   -------------------------------------------   --------------------------------
                                         Weighted
                                          Average     Weighted                        Weighted
                         Number          Remaining    Average           Number        Average
Range of Exercise   Outstanding as of   Contractual   Exercise    Exercisable as of   Exercise
     Prices        September 30, 2001       Life        Price    September 30, 2001     Price
-----------------  ------------------   -----------   --------   ------------------   -----------
$ 0.10 - 0.60               1,104,970       0.65      $   0.80            1,104,970   $      0.80
$ 0.70 - 1.00                  51,000       4.27      $   1.00               51,000   $      1.00
$ 1.10 - 5.00                  31,500       3.69      $   3.10               31,000   $      3.10
$ 5.10 - 10.00                 32,695       4.96      $   7.30               32,695   $      7.30
$ 10.01 - 20.00                14,000       1.13      $  17.20               14,000   $     17.20
$ 20.01 - 65.00               285,100       0.09      $  64.90              285,100   $     64.90
                   ------------------   -----------   --------   ------------------   -----------

                            1,519,265      0.827      $   3.40            1,518,765   $     13.18
                   ==================   ===========   ========   ==================   ===========


The exercises period for the options ranges from immediate to four years from the date of the grant and have various vesting requirements.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock options and warrants granted to employees or to members of the Company's Board of Directors. Pursuant to FASB Interpretation No. 44, the Company applies provisions of SFAS No. 123 for options and warrants granted to third parties. Accordingly, in 2002, compensation cost has been recognized for its stock options and warrants granted to outside third parties subsequent to June 30, 2000. This information is required to be determined as if the Company had accounted for its employee stock options/warrants granted subsequent to December 31, 1994, under the fair value method of that statement.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001



15. Stock Options and Warrants (continued)

 If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended September 30:

                                             2002            2001
                                        -----------     ------------
        Net Loss:
                As reported             $(4,141,454)    $   (408,200)
                Pro forma               $(4,228,443)    $   (423,166)

Basic and diluted loss per common share:
        As reported:
                Basic                   $     (0.05)    $      (0.01)
                Diluted                 $     (0.05)    $      (0.01)
        Pro forma:
                Basic                   $     (0.05)    $      (0.01)
                Diluted                 $     (0.05)    $      (0.01)

Options/warrants are granted at prices equal to the current fair value of the Company's common stock at the date of grant. All options and warrants granted during fiscal year 2002 and 2001 vest immediately.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002: dividend yield of 0%; expected volatility of 300%; risk-free interest rate of 5.3%, and expected life of 2 to 5 years; 2001: dividend yield of 0%; expected volatility of 300%; risk-free interest rate of 5.8%, and expected life equal to the actual life for the period. The weighted-average fair value of options and warrants granted were $0.02 and $0.06 for 2001, and $0.006 and $0.01 for 2002.

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

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001




16.     Earnings Per Share

The number of weighted common shares outstanding used in the loss per share calculation is 77,251,367 in 2002 and 52,637,360 in 2001.


                                             2002              2001
                                          ------------     -----------
        Net loss                          $ (4,141,454)    $  (408,200)
        Dividends on preferred stock          (148,803)              -
                                          ------------     -----------
        Loss applicable to common stock   $ (4,290,254)    $  (408,200)
                                          ============     ===========

There were no dilutive securities in 2002 and 2001.

17.     Employee Benefit Plan

Effective January 1, 1996, the Company adopted a defined contribution plan (the
Plan) that meets the requirements of Section 401(k) of the Internal Revenue Code. To become eligible to join the plan, employees must have attained the age of 21 and completed 90 days of service with the Company. Participants may contribute up to 15% of their compensation, not to exceed $10,500. The employer matching percentage varies from 11% to 25% of the amount contributed by the employee during a calendar year. The company terminated employer-matching contribution in April 30, 2001.

18. Acquisition of The Automatic Answer (tAA)

Effective October 1, 2001, Pen completed a merger with The Automatic Answer, Inc., a privately held manufacturer of PC-enabled telephone answering system software. Under the merger agreement, Pen Interconnect, Inc., issued 526,373,600 (52,637,360 post reverse split) shares of its common stock to acquire a 100% interest in tAA. The issuance of these common shares resulted in the shareholders of tAA holding a 91.35% of the outstanding common shares and the common shareholders of Pen Interconnect holding an 8.65% ownership interest.

The acquisition was accounted for as a purchase using reverse takeover accounting; accordingly, Pen Interconnect, Inc.'s results of operations are included in the consolidated financial statements since the date of merger, and for accounting purposes, tAA is considered the continuing entity. The merger was completed through the issuance of common stock.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001



18. Acquisition of The Automatic Answer (tAA)

The following table presents the allocation of the acquisition cost, including professional fees and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents                       $       6,839
Note receivable - tAA                                 461,200
Goodwill                                            2,811,498
                                                -------------
        Total assets                            $   3,279,537
                                                -------------

Amounts payable                                 $    (176,017)
Other current liabilities                            (648,710)
Advances payable, net                                 (40,000)
Convertible debentures                               (800,000)
Liabilities from discontinued operations             (655,222)
Preferred stock series A and B                            (10)
                                                -------------
        Total liabilities and preferred stock   $  (2,319,959)
                                                -------------

Total acquisition cost                          $     959,578
                                                =============

The allocation of the purchase price is based on market value of the stock on the effective date of the merger. Cost in excess of net assets of businesses acquired (goodwill) represents the unamortized excess of the cost of acquiring a business over the fair values of the net assets received at the date of acquisition.

Management reviewed the carrying value of acquired intangible asset to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assets as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets. The Company recorded a goodwill impairment charge of $2,811,498 as result of the merger.

                            The Amanda Company, Inc.
                   Notes to Consolidated Financial Statements
                          September 30, 2002 and 2001



18. Acquisition of The Automatic Answer (tAA) (continued)

The following pro forma consolidated results of operations have been prepared as if the merger had occurred at October 1, 2000:


                                                       2001
                                                 --------------
                Sales                            $    4,032,546
                Net loss                         $   (1,241,784)

                Net loss per share - basic       $        (0.02)
                Net loss per share - diluted     $        (0.02)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

19.     Related Party Transactions

Stephen J. Fryer, former Chairman, CEO, President and Chief Accounting Officer, received options and warrants for 470,000 common shares in 2001.

Also during 2001, Brian Bonar and Milton Haber, Directors of Pen, received 50,000 shares of common stock for their continued service as Board Members. Additionally, Mr. Bonar received options for 50,000 shares of the Company's common stock.

Brian Bonar has been a Director with Pen since January 2000 and is also Chairman of the Board at Itec. As of the foreclosure date, Itec owed InCirT/Pen $850,000 for services performed by InCirT. During the year ended September 30, 2001, the Company received payments of $93,000 from Itec.

During 2002, Brian Bonar, Steve Fryer and Milton Haber received 65,000, 109,250 and 15,322 shares, respectively, as compensation for services. The aggregate market value of the shares issued as compensation for services rendered was $33,175.

20.             Subsequent Event

In October 2002, the Company issued 2 million shares of restricted common stock and a warrant convertible into 5 million shares of common stock for consulting services provided to the Company.