Form 10QSB
period 2002-12-31
AMANDA CO INC
filed 2003-02-19
CIK 1000266

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
   [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     December 31, 2002
                                                     ------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         As of December 31, 2002 the issuer had 121,993,231 shares of its common stock, par value $0.01 per share, issued and outstanding.
         Transitional Small Business Disclosure Format (check one):

                                                   Yes          No     X    .
                                                      ----------   ---------

                                   FORM 10-QSB

                            THE AMANDA COMPANY, INC.

                                Table of Contents


PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

                  Financial Information                                        2

                  Balance Sheets at December 31, 2002
                  (unaudited) and September 30, 2002                           3

                  Statements of Operations  for the three months
                  ended December 31, 2002 and 2001 (unaudited)                 5

                  Statements of Cash Flows for the three months
                  ended December 31, 2002 and 2001 (unaudited)                 6

                  Notes to Condensed Financial Statements (unaudited)          7

Item 2            Management's Discussion and Analysis or
                  Plan of Operation                                            9

Item 3.           Control and Procedures                                      10


PART II - OTHER INFORMATION

Item 1            Legal Proceedings                                           11

Item 2            Changes in the Securities and Use of Proceeds               11

Item 3            Defaults Upon Senior Securities

Item 4            Submission of Matters to a Vote of Security Holders         11

Item 5            Other Information                                           11

Item 6(a).        Exhibits and Reports on Form 8-K                            11

Signatures                                                                    12

Certifications                                                                12

Exhibit Index                                                                 15

                             THE AMANDA COMPANY, INC.

                                     PART I

                              FINANCIAL INFORMATION

                 ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS

The Amanda Company, Inc. (the "Company"), has included the unaudited condensed balance sheet of the Company as of December 31, 2002 and audited balance sheet as of September 30, 2002 (the Company's most recent fiscal year), unaudited condensed statements of operations for the three months ended December 31, 2002 and 2001, and unaudited condensed statements of cash flows for the three months ended December 31, 2002 and 2001, together with unaudited condensed notes thereto. In the opinion of management of the Company, the financial statements reflect all adjustments, all of which are normal recurring adjustments, considered necessary to fairly present the financial condition, results of operations and cash flows of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and the notes thereto included in the annual report of the Company on Form 10-KSB for the year ended September 30, 2002. The results of operations for the three months ended December 31, 2002 may not be indicative of the results that may be expected for the year ending September 30, 2003.

                            THE AMANDA COMPANY, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                   December 31,      September 30,
                                                                      2002               2002
                                                                  --------------    --------------
                                                                    (unaudited)       (audited)
CURRENT ASSETS
   Cash and cash equivalents                                      $        8,493    $       57,413
   Accounts receivable, net                                               59,754            84,395
   Other receivable                                                       11,295            10,795
   Inventory                                                              15,631            56,469
   Prepaid and other current assets                                       68,882            75,549
                                                                  --------------    --------------
                                        Total current assets             164,055           284,621

PROPERTY AND EQUIPMENT, NET                                               69,157            82,282

NON-CURRENT ASSETS
   Deferred debt issuance costs                                          286,982           286,982
   Other assets                                                           29,974            29,974
                                                                  --------------    --------------

                                        Total assets              $      550,168    $      683,859
                                                                  ==============    ==============



The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                           BALANCE SHEETS - CONTINUED
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                   December 31,      September 30,
                                                                      2002               2002
                                                                  --------------    --------------
                                                                    (unaudited)       (audited)
CURRENT LIABILITIES
   Accounts payable                                               $      494,419    $      576,109
   Liabilities from discontinued operations                              444,841           444,841
   Accrued liabilities                                                   451,181           400,846
   Leasing financing payable                                              27,755            36,440
   Notes payable                                                         476,023           429,500
   Deferred revenue                                                       24,552            17,001
   Convertible debentures                                              1,006,425         1,006,425
   Accrued dividends payable                                             655,420           629,126
                                                                  --------------    --------------
                                 Total current liabilities             3,580,616         3,540,288

LONG-TERM LIABILITIES
   Convertible debentures                                                570,000           570,000
   Deferred gain on sale leaseback                                        25,677            32,680
   Lease financing payable                                                55,537            55,537
                                                                  --------------    --------------
                                Total long-term liabilities              651,214           658,217
                                                                  --------------    --------------
                                         Total liabilities             4,231,830         4,198,505

STOCKHOLDERS' DEFICIT
   Convertible Preferred stock, $0.01 par value
     authorized 5,000,000 shares
      Series A: issued and outstanding 21 shares at
       December 31, 2002 and September 30, 2002                                1                 1
      Series B: issued and outstanding 631 shares at
       December 31, 2002 and September 30, 2002                                6                 6
   Common stock, $.01 par value, 500,000,000 shares
     authorized; issued and outstanding 121,993,231
     shares at December 31, 2002 and 108,159,899
     shares at September 30, 20002                                     1,219,933         1,081,599
   Additional paid-in capital                                          2,346,108         2,441,675
   Accumulated deficit                                                (7,247,710)       (7,037,927)
                                                                  --------------    --------------
                                Total stockholders' deficit           (3,681,662)       (3,514,646)
                                                                  --------------    --------------

                Total liabilities and stockholders' deficit       $      550,168    $      683,859
                                                                  ==============    ==============

The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           Three Months ended
                                                                            December 31,
                                                                       2002               2001
                                                                  --------------    --------------
Net sales                                                         $      412,024    $      900,377
Cost of sales                                                            176,491           488,694
                                                                  --------------    --------------
                        Gross profit                                     235,533           411,683

Selling, general and administrative expenses                             360,106           556,940
                                                                  --------------    --------------

Operating loss                                                          (124,573)         (145,257)

Other income (expense)
   Interest expense                                                      (48,916)          (37,860)
   Miscellaneous income, net                                             (10,000)           45,236
                                                                  --------------    --------------
                        Loss before extraordinary item                  (183,489)         (137,881)

Merger costs                                                                   -          (876,000)
                                                                  --------------    --------------

                        Net loss before income taxes                    (183,489)       (1,013,881)
                                                                  --------------    --------------

Income taxes                                                                   -                 -
                                                                  --------------    --------------

                        Net loss                                  $     (183,489)   $   (1,013,881)
                                                                  ==============    ==============

Preferred stock dividend                                                 (26,294)          (22,714)
                                                                  --------------    --------------

Net loss attributed to common stockholders                        $     (209,783)   $   (1,036,595)
                                                                  ==============    ==============

Basic loss per share                                              $       (0.002)   $       (0.015)

Diluted loss per share                                            $       (0.002)   $       (0.015)

Weighted-average shares outstanding - basic                          112,004,619        69,220,818

Weighted-average shares outstanding - diluted                        112,004,619        69,220,818


The accompanying notes are an integral part of these statements.

                            THE AMANDA COMPANY, INC.
                            STATEMENTS OF CASH FLOW
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                                                       2002               2001
                                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $     (209,783)   $   (1,013,881)
  Adjustments to reconcile net cash provided (used) in
   operating activities
    Depreciation and amortization                                         13,125             8,412
    Common stock issued for services                                      10,000                 -
    Common stock issued for compensation                                  32,767         1,081,729

  Effect on cash of changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable, net                       24,641           (69,538)
    Decrease (increase) in other receivables                                (500)          (10,000)
    Decrease (increase) in inventory                                      40,838             4,221
    Decrease (increase) in prepaid and other current assets                6,667           (72,164)
    Decrease (increase) in security deposits                                   -            (7,038)
    Increase (decrease) in accounts payable                              (81,690)         (300,442)
    Increase (decrease) in accrued expenses                               76,629            (9,424)
    Increase (decrease) in advances payable                                    -           (40,000)
    Increase (decrease) in unearned gain on sale leaseback                (7,003)                -
    Increase (decrease) in deferred revenue                                7,551            11,713
                                                                  --------------    --------------
                Net cash provided (used) in operating activities         (86,758)         (416,412)
                                                                  --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of notes payable                                                    -          (110,000)
  Payments of equipment financing                                         (8,685)          (10,735)
  Proceeds from equipment financing                                            -                 -
  Proceeds from notes payable                                             46,523                 -
  Proceeds from convertible debenture                                          -           100,000
  Proceeds from convertible promissory notes                                   -           470,000
                                                                  --------------    --------------
                Net cash provided (used) in financing activities          37,838           449,265
                                                                  --------------    --------------

Net increase (decrease) in cash and cash equivalents                     (48,920)           32,853

Cash and cash equivalents at beginning of period                          57,413            36,394
                                                                  --------------    --------------

Cash and cash equivalents at end of period                        $        8,493    $       69,247
                                                                  ==============    ==============


The accompanying notes are an integral part of these statements.

NOTE A - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a loss of $209,783 for the quarter ended December 31, 2002, a deficit of $3,681,662 in stockholders' equity and negative working capital of $3,416,561 for the period ended December 31, 2002. The Company intends to continue to raise additional funds in the capital markets for working capital purposes. The Company must raise additional capital in order to continue as a going concern.

NOTE B - OPTIONS TO PURCHASE COMMON STOCK

     No options were exercised in the first quarter.

NOTE C - WARRANTS TO PURCHASE COMMON STOCK

     No warrants were exercised in the first quarter.

NOTE D - OPTIONS/WARRANTS TO PURCHASE COMMON STOCK

     On October 10, 2002, the Company issued a total of 5,000,000 warrants. Each warrant allows the holder to purchase one share of common stock at an exercise price equal to $.006 per share. These warrants expire October 10, 2007.

     On November 6, 2002, the Company issued a total of 500,000 warrants. Each warrant allows the holder to purchase one share of common stock at an exercise price equal to $.005 per share. These warrants expire in blocks of 125,000 each on November 6, 2007, February 6, 2008, May 6, 2008, and August 6, 2008, respectively.

     On November 15, 2002, the Company issued a total of 2,500,000 warrants. Each warrant allows the holder to purchase one share of common stock at an exercise price equal to $.006 per share. These warrants expire November 15, 2007.

NOTE E - ACCRUED PREFERRED STOCK DIVIDENDS

     The Company accrued $26,294 for dividends payable to preferred shareholders during the quarter.

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

     Both issuances of Preferred Stock are convertible into shares of the Company's Common Stock. Each share of Series A Preferred Stock is convertible into an amount of shares of Amanda Common Stock equal to $1,000 divided by the average of the two lowest closing bid prices for Pen Common Stock during the period of 22 consecutive trading days ending with the last trading day before the date of conversion, after discounting that market price by 15 percent (the "Conversion Price"). The maximum Conversion Price for the Series A Preferred Stock is $1.17 per share. The shares of Series B Preferred Stock are convertible into Common Stock at the same Conversion Price as the Series A Preferred Stock except for a maximum Conversion Price of $0.79 per share. Warrants to acquire 320,000 shares of Common Stock at prices ranging from $0.86 to $1.28 per share were also issued to the purchasers of the Series A and Series B Preferred Stock. The Warrants expire three years from date the Preferred Stock and warrants were initially issued.

     No warrants were converted in the first quarter.

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

     For the three ended December 31, 2002, net earnings (loss) attributable to common shareholders includes accrued dividends at the stated dividend rate from date of issuance.

NOTE H - INTERIM PERIOD COST OF GOODS SOLD

     Inventory costing is based on specific identification. An inventory count is taken at the end of each quarter.

NOTE J - INCOME TAXES

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

     The following discussion and analysis provides certain information which the Company's management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition for the three months ended December 31, 2002 and 2001. This discussion should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report of the Company on Form 10-KSB for the year ended September 30, 2002.


     General

     Net sales. Net sales of $412,024 for the three months ended December 31, 2002 reflect a decline of approximately $488,000 or 54% compared to the same period in the prior year. Sales to the Company's distributors declined approximately $171,000 or 89% in the current quarter, as compared to the prior year quarter; while sales to the Company's dealer network also declined approximately $317,000 or 45% for the same comparison periods. The substantial drop in revenues reflect both the general nationwide economic slump as well as the declining demand for the Company's low-end product lines which are primarily focused on PBX and key system applications. The Company continues to seek and develop applications for its Amanda Portal product line which is expected to ultimately supplant the Company's existing core product lines.

     Cost of sales. Cost of sales for the period totaled $176,491, declining approximately $312,000 or 64% from the comparable prior year quarter, which follows the substantial quarter to quarter drop in net sales as discussed above. On the other hand, cost of sales as a percentage of net sales were only 43% during the current quarter, a substantial improvement over the 54% for the prior year quarter, reflecting both the shift in product mix to higher margin products as sales of the low-end products decline, as well as the greater percentage of sales attributable to the Company's dealer base which are more profitable than sales to the Company's distributors.

     Selling, general and administrative expenses. Selling, general and administrative expenses of $360,106 for the quarter ended December 31, 2002 decreased by approximately $197,000 or 35% from the comparable prior year quarter. Approximately $140,000 of this decrease resulted from personnel reductions undertaken in response to the declining sales level; while the balance of the decrease primarily reflects the substantial reductions in consulting expenses and other professional services as compared to the prior year quarter.

     Other income and expenses. The current quarter results netted a miscellaneous expense of $(58,916) as compared to net miscellaneous income of $7,376 for the prior year quarter. The prior year quarter was favorably impacted by a non-recurring forgiveness of a $50,000 contingent note payable to one of the Company's vendors. Interest expense increased by approximately $11,000 during the current quarter, as compared to the prior year quarter, reflecting the additional debt undertaken by the Company during fiscal 2002.

     Extraordinary costs. The Company recorded one-time costs of $876,000 during the prior year quarter. These costs were associated with the merger between Pen Interconnect, Inc. and the Automatic Answer.

     Net earnings (loss) and earnings (loss) per share. The net loss for the first fiscal quarter ended December 31, 2002 totaled ($183,489) or ($0.002) per share, as compared to the net loss of ($1,013,881) or ($0.015) per share for the prior year quarter.

     Liquidity and Capital Resources

     The Company had negative working capital at December 31, 2002 of $3,416,561 compared to negative working capital of $3,255,667 at September 30, 2002 for a decrease in working capital of nearly $161,000 during the current quarter. This decrease reflects primarily the $183,000 net loss sustained during the current quarter.

     With the declining market demand for the Company's existing product lines, and until the Company's PSTN and IP network based products gain wider market acceptance, the Company will continue to focus on further cost of sales improvements and operating expense reductions as a means of limiting the anticipated negative cash flow over the next several quarters. At the same time, the Company will continue its search for a strong merger partner.

     Inflation and Seasonality

     The Company does not believe that it is significantly impacted by inflation or seasonally.

     Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, the Company has a working capital deficit of $3,416,561 as at December 31, 2002 and has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                         Item 3 Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to December 31, 2002, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

     Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.


                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

            None

Item 2.  Changes in the Securities and Use of Proceeds.

            None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None during the quarter.

Item 5.  Other Information.   None

Item 6.  Exhibits and Reports on Form 8-K.

         A.       Exhibits

            Exhibit 99(a)
                       Certificates of Chief Executive Filed herein Officer and
               Chief Financial Officer pursuant to Title 18, United States Code,
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

                      None.

                                   Signatures


In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:   February 16, 2003           THE AMANDA COMPANY, INC.


                                        By: /s/ Brian Bonar
                                        Brian Bonar
                                        Chairman of the Board, Acting
                                          Chief Executive Officer

     In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates indicated:


/s/ David Woo
David Woo              Director                           February 18, 2003

/s/Brian Bonar
Brian Bonar            Chairman of the Board              February 18, 2003
                       Acting Chief Executive officer

/s/ Steve Fryer
Steve Fryer            Director                           February 18, 2003

/s/ E.Timothy Morgan
E. Timothy Morgan      Director                           February 18, 2003



                                  CERTIFICATION

                             PURSUANT TO SECTION 302


I, Brian Bonar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of THE AMANDA COMPANY, INC.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 18, 2003

 /s/    Brian Bonar
--------------------------------------------
Brian Bonar
Chief Executive Officer

                                  CERTIFICATION

                             PURSUANT TO SECTION 302

I, James J. Jungwirth, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Amanda Company, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 18, 2003

 /s/    James J. Jungwirth
-------------------------------------------
James J. Jungwirth
Chief Financial Officer

Index to Exhibits

Exhibit No.                Description

Exhibit 99(a)     Certificates of Chief Executive        Filed herein
                  Officer and Chief Financial Officer
                  pursuant to Title 18, United States
                  Code, Section 1350, as adopted
                  pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

                                                                   Exhibit 99(a)



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of The Amanda Company, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Brian Bonar, Chief Executive Officer of the Company, and James J. Jungwirth, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                           /s/ Brian Bonar
                           Brian Bonar
                           Chief Executive Officer
                           Principal Executive Officer
                           February 18, 2003


                           /s/ James J. Jungwirth
                           James J. Jungwirth
                           Chief Financial Officer
                           Principal Financial and Accounting Officer
                           February 18, 2003