Form 10KSB/A
period 2002-09-30
AMANDA CO INC
filed 2004-01-13
CIK 1000266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to

Commission file number 1-14072

THE AMANDA COMPANY, INC.
(Exact name of small business issuer as specified in its charter)

UTAH	7372	87-0430260

(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification No.)

13765 Alton Parkway, Irvine CA.	92618

(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting stock held by non-affiliates on September 30, 2002 was approximately $350,369 based on the average of the bid and asked prices of the issuer’s common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board. As of September 30, 2002, 108,159,899 shares of the issuer’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

The Company’s report on Form S-8 dated May 3, 2002
The Company’s report on Form 8-K dated April 4, 2002: Item 6.
The Company’s report on Form S-8 dated February 4, 2002
Transitional Small Business Disclosure Format    Yes     No X

1

FORM 10-KSB

THE AMANDA COMPANY, INC.

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

(B)   BUSINESS OF ISSUER

Amanda is a technology company with its primary focus in call processing. Amanda’s principal product is a voice messaging system that functions from the client’s server using software that works primarily with Microsoft’s Windows operating systems. Amanda’s voicemail system uses the worldwide public switched telephone network ("PSTN") and both Intranet and Internet computer computer based technologies which allows communication content to flow through a telephone network and the Internet.
Amanda’s new focus is in redefining business communication as a convergence and innovation software company. The Amanda Company is dedicated to the development, production and support of the Amanda family of products and the supply of applications for the enterprise segment. From the smallest business to the largest corporation, our products are tailored to streamline processes and dramatically improve the way day-to-day business is conducted. We offer innovative, dependable voice processing software from basic voice mail / automated attendant features to the integration of data for intelligent call and message handling.
(1) Amanda’s Principal Product

Amanda is in the intelligent CRM telecommunications industry. Amanda is a supplier of call processing software systems that are used with industry standard-personal computer setups.

Amanda delivers to the market the following products:
•    Amanda voicemail software utilizing Microsoft DOS 6.22 Operating System, sold to the small business segment utilizing from four to twenty-four ports and providing up to 33 hours of message storage, subject to disk space on the hardware platform. This system supports PBX ("Private Brand Exchanges") and Key Systems (telephone equipment) ranging from ten to 200 telephone users.

•    Amanda software utilizing Microsoft Windows Operating System for the small and medium business segment utilizing from four to seventy-two ports and unlimited message storage subject to disk space. This system supports PBX and Key System of over 200 telephone users and smaller users with high voice mail storage requirements. These systems are also capable of supporting multiple PBXs.
•    Amanda voicemail software utilizing Microsoft Windows NT/XP Operating System capable of integrating with PSTN and Internet networks. This system has also the ability to integrate with other computer based data bases and/or applications. (Amanda Portal)

Amanda systems interoperate with traditional telephone networks (PSTN), voice over IP networks (VoIP), local area networks (LANs), wireless networks, and the Internet. The Amanda Company’s software is ported on a variety of PC based hardware platforms and Microsoft Operating Systems. The latest Amanda technology is a communication Operating System that uses TCL, a widely recognized Internet-friendly language. The movement from PC centricity to Network centricity is addressed by porting our Internet compatible software on traditional telephony or IP networks. Through our web browser-based products, we can enhance existing private enterprise and public networks under an Applications Service Provider (ASP) model and continue to serve the stand-alone systems requirements behind key systems, PBXs, LANs or WANs.

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

Amanda’s products require FCC approval..

Research and Development
Amanda does not do research and development.

Patents, Trademarks and Licenses

Amanda maintain several Trademarks involving the name Amanda.

(c) EMPLOYEES

Amanda employs a total of 7 full time and no part time employees in the corporate office and 7 full time employees outside of the corporate office.

ITEM 2. DESCRIPTION OF PROPERTY FACILITIES

Amanda’s corporate offices are located at 13765 Alton Parkway, Suite F, Irvine, CA 92618. Amanda is committed through July 15, 2004 with monthly payments $5,928.13 for approximately 4,961 square feet.

Amanda’s national sales and support office is located at 100 Mill Plain Road, Danbury CT. The term is a three year agreement leasing 2,184 square feet, expiring January 31, 2005 with monthly payments as follows:

1.February 1, 2002 through January 31, 2004 – monthly payments of $4,459.00
2.February 1, 2004 through January 31, 2005 – monthly payments of $4,595.50

ITEM 3. LEGAL PROCEEDINGS

1.   On October 28, 1999 Color Savvy Systems, Ltd., filed suit to recover $165,750 in past due uncontested vendor obligations. On February 16, 2000, Color Savvy obtained a judgment against the Company for $165,750. No payments were made during fiscal 2001. The Company is still attempting to negotiate a final settlement. The $165,750 liability for the settlement with Color Savvy Systems is included in the $444,841 noted as "Liabilities from discontinued operations on the September 30, 2002 balance sheet.

2.   On February 15, 2000, Amistar Corporation filed suit against the Company to recover $95,733 in uncontested past due vendor obligations. Amistar has accepted and received 31,912 shares of Company stock on September 20, 2000 as payment in full of debt.

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

6.   On March 20, 2000, DHL Airways Inc. obtained a judgment in the amount of $3,868 for past due uncontested vendor obligation. This suit was settled in March 2001 for 769 shares of the Company’s stock.

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

- -
6

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

	High	Low

Fiscal Year 2001–Quarter Ended

*September 30, 2002	$0.01	$0.003
*June 30, 2002	0.02	0.01
*March 31, 2002	0.03	0.01
December 31, 2001	0.03	0.01

Fiscal Year 2000-Quarter Ended
September 30, 2001	$0.04	$0.03
June 30, 2001	0.05	0.04
March 31, 2001	0.11	0.03
December 31, 2000	0.19	0.02

Fiscal Year 1999-Quarter Ended
September 30, 2000	$0.30	$0.17
June 30, 2000	0.36	0.18
March 31, 2000	0.55	0.20
December 31, 1999	0.53	0.25

Fiscal Year 1998-Quarter Ended
September 30, 1999	$0.81	$0.52
June 30, 1999	1.19	0.78
March 31, 1999	2.00	0.72
December 31, 1998	2.50	0.77

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

Transfer Agent and Registrar

The Company's transfer agent is American Stock Transfer and Trust Company located at 6201 15 th Avenue, Brooklyn, NY 10004.

Our Dividend Policy

Company does not anticipate paying dividends on the Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend the Company’s general business condition.
Recent Sales of Unregistered Securities

Shares of common stock issued

ALL SHARES ISSUED IN 2000 AND 2001 ARE SHOWN PRE REVERSE SPLIT.

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

ALL SHARES SHOWN ISSUED IN 2002 ARE POST REVERSE SPLIT

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

Convertible Notes issued

On March 8, 2001, Amanda issued three convertible debentures for an aggregate of $200,000 in cash in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

On May 14, 2001, Amanda issued a convertible debenture for an $150,000 in cash in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

On July 9, 2001, Amanda issued a convertible debenture for an $100,000 in cash in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investor of this security is an accredited investor.

On July 16, 2001, Amanda issued a convertible debenture for an $100,000 in cash in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investor of this security is an accredited investor.
On October 4, 2001, Amanda issued a convertible debenture for an $250,000 in cash in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investor of this security is an accredited investor.

In November, 2001, Amanda issued four convertible debentures for an aggregate of $320,000 in cash in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

On January 9, 2002, Amanda issued a convertible debenture for an amount of $300,000 in cash in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investor of this security is an accredited investor.

Warrants and options issued :

On October 4, 2001 Amanda issued a total of 8,055,583 pre reverse split warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $02 per share. These warrants expire October 4, 2006. The Warrant provides that in no event shall the holder beneficially own more than 4.999% of our outstanding common stock. These warrants were issued in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

On November 26, 2001 Amanda issued a total of 7,944,682 pre reverse split warrants. Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $01 per share. These warrants expire November 26, 2006. The Warrant provides that in no event shall the holder beneficially own more than 4.999% of our outstanding common stock. These warrants were issued in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors.

On January 11, 2002, Amanda issued a total of 857,142 post reverse split warrants. Each warrant allows the holder to purchase 1 share of our common stock at an at an exercise price per share equal to the lesser of (i) $.07 and (ii) the average of the lowest three (3) trading prices during the thirty (30) trading days immediately prior to exercise, discounted by 30%. The Warrant provides that in no event shall the holder beneficially own more than 4.999% of our outstanding common stock.. These warrants do not have an expiration date. These warrants were issued in accordance with § 4(2) and Rule 506 under the Securities Act of 1933, as amended (the "Securities Act"). The investors of these securities were accredited investors. These warrants have been canceled.
- -
12

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

General

Plan of Operation

The short-term objectives of Amanda are the following:

•    Regain profitability through product cost restructuring, pricing changes and simplification of products.
•    Develop new products that integrate our technologies with other ready to market technologies.
•    Develop strategic relationships that license our technologies.
•    Reduce revenue product dependency on voice mail.

Amanda's long-term objectives are as follows:

•    Position Amanda Portal as an industry recognized communications opersting system.
•    Enhance revenue stream with recurring service revenues.
•    Develop new intelligently integrated applications that are market specific products that will allow different communication devices work together,

Strategic Vision

Key to Amanda’s business in the future is the following:

•    Transition of Amanda’s product strength away from PBX and Key Systems that is a declining market to products that bring together PSTN and IP network capabilities to develop intelligent call processing and message handling systems. Amanda’s Microsoft DOS based product line still has a demand for new shipments and field replacements, which represents the bulk of Amanda sales. However, the Amanda Portal is beginning to generate new revenues as a product that can bring together and create new applications for PSTN, IP network and database capabilities.

•    Sustaining our dealer network to take our products to market.

•    Developing strategic relationships to create high margin opportunities while minimizing our exposure.

•    Leveraging Amanda Portal as a communications operating system to quickly bring intelligently integrated database processing and message handling applications to specialized markets. Over the next twelve months, Management is of the opinion that sufficient working capital will be obtained from operations and external financing to meet the Company's liabilities and commitments as they become payable. The Company has in the past successfully relied on private placements of common stock securities, bank debt, loans from private investors and the exercise of common stock warrants in order to sustain operations.

There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to remain at the current level over the next twelve months.

Results of Operations

Net sales: Net sales for the Company decreased $878,257 to $3,154,289 for the period ending September 30, 2002 from $4,032,546 for the period ending September 30, 2001, or approximately 22 percent. A slowdown in orders from Amanda’s distributors resulted in the reduced sales. Our distributors claim to have experienced lower sales as a result of the economic conditions.

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

Liquidity and capital resources

Amanda had negative working capital at September 30, 2002 of $3,145,194 compared to negative working capital of $1,641,440 at September 30, 2001 for a decrease in working capital of $1,503,754. The working capital decrease during the year was mainly attributable to increases in the following liabilities: 1) short term convertible debentures of $895,952, 2) liabilities from discontinued operations of $444,841, 3) dividends payable of $629,126 and miscellaneous items of $66,716, offset by decreases in the payable to Pen Interconnect of $461,200, and notes payable of $143,500 coupled with decreases in the following current assets: 1) accounts receivable of $71,429,and inventory of $116,148 offset by increases in prepaid expenses of $75,549, other receivables of $10,795, cash and cash equivalents of $29,414.

Net cash used in operations for the twelve months ended September 30, 2002 totaled $627,004 as compared to $563,906 for the comparable prior year period for an increase in usage of $63,098. The $627,004 in cash used was mainly made up of the September 30, 2002 year end operating loss of $1,639,759 offset by $309,800 for the amortization of the beneficial conversion feature, warrant and option compensation expense of $95,115 and common stock issued for merger expenses valued at $602,114.

Financing activities provided cash totaling $655,676 during 2002 as compared to $636,054 in cash generated during the prior year for an increase of $19,622. The increase was mainly attributable the issuance of $870,000 in convertible promissory notes, partially offset by reductions in notes payable totaling $193,500, preferred dividend adjustments of $148,803 and a decrease in proceeds from advances of $461,200 . In 2001, the largest cash contributors from financing activities were the cash advances from Pen Interconnect, totaling $461,200 and the net borrowings from equipment lease financing which generated an additional $115,804.

Investing activities provided cash of $739 during 2002 as compared to using $85,613 in cash during the prior year period, primarily reflecting non-recurring equipment write-offs in 2001.

In summary, the Company continues to incur losses and suffers from inadequate cash flow. While the Company was able to cover its cash needs in 2002 by issuing convertible notes and debentures and by improvements in its utilization of operating assets and liabilities, there can be no assurances that the Company will be able to obtain further equity funding to provide for its cash needs in future periods.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has a working capital deficiency of $3,145,194 as at September 30, 2002 and has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued viability depends on two primary factors: reduction of operating losses and additional capital infusions. The Company’s management intends to employ a number of strategies to accomplish these goals. In order to reduce operating losses, the Company will attempt to increase sales volume by continuing its focus on expanding the customer base, as well as the customized applications for, its Portal communications operating system. This product offers more attractive gross margins and a substantially larger market potential than the Company’s core product lines. At the same time, the Company will endeavor to slow the rate of sales decline in its core product lines through aggressive pricing strategies and more effective liaison with its existing dealer organization. The Company will also continue to seek opportunities to lower its average unit costs on core products, and will further reduce operating expenses by selected headcount reductions, closing of the Connecticut office, partial deferral of salaries paid to management employees, and by any other means that may be available. Management will continue its efforts to provide additional capital via equity infusions, either from existing investors or new potential sources of capital. The Company will also seek merger opportunities and/or strategic partnerships with other specialty telecommunications companies which might not only provide additional capital, but might also create additional sales opportunities with minimal additional expense risk. There can be no assurance that management will be successful in these endeavors.

Other events

On March 8, 2001, Amanda issued three convertible debentures for an aggregate amount of $200,000, with simple interest accruing at the annual rate of 8%. These debentures are due March 8, 2002. Interest payable on the Debentures shall be paid quarterly commencing March 30, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda’s common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.04 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.

On May 14, 2001, Amanda issued a convertible debenture for $150,000, with simple interest accruing at the annual rate of 8%. These debentures are due May 14, 2004. Interest payable on the Debentures shall be paid quarterly commencing June 30, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda’s common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.04 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.

On July 9, 2001, Amanda issued a convertible debenture for $100,000, with simple interest accruing at the annual rate of 8%. These debentures are due July 9, 2004. Interest payable on the Debentures shall be paid quarterly commencing September 30, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda’s common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.04 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.

On July 16, 2001, Amanda issued a convertible debenture for $100,000, with simple interest accruing at the annual rate of 8%. These debentures are due July 16, 2004. Interest payable on the Debentures shall be paid quarterly commencing September 30, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda’s common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.04 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.

On October 4, 2001, Amanda issued a convertible debenture for $250,000, with simple interest accruing at the annual rate of 8%. These debentures are due October 4, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 31, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda’s common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.02 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date. A manda also issued a total of 8,055,583 warrants (pre-split). Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $02 per share. These warrants expire October 4, 2006.

On October 23, 2001, Pen Interconnect changed its name to The Amanda Company.

On November 19, 2001, Amanda issued two convertible debentures for an aggregate of $100,000 with simple interest accruing at the annual rate of 8%. These debentures are due November 19, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 31, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda’s common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.02 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date.
On November 26, 2001, Amanda issued two convertible debentures for an aggregate of $220,000 with simple interest accruing at the annual rate of 8%. These debentures are due November 26, 2004. Interest payable on the Debentures shall be paid quarterly commencing December 31, 2001. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda’s common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.02 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date. Amanda also issued a total of 7,944,682 warrants (pre-split). Each warrant allows the holder to purchase 1 share of our common stock at an exercise price equal to $01 per share.

On January 9, 2002, Amanda issued a convertible debenture for an aggregate amount of $300,000, with simple interest accruing at the annual rate of 8%. This debenture is due January 9, 2003. Interest payable on the Debentures shall be paid quarterly commencing March 30, 2002. The holders shall have the right to convert the principal amount and interest due under the debentures into shares of Amanda’s common stock. The conversion price in effect on any Conversion Date shall be the lesser of (1) $.10 and (2) 70% of the average of the lowest three inter-day sales prices of the Common Stock during the thirty Trading Days immediately preceding the applicable Conversion Date. Amanda also issued common stock purchase warrants (post-split) for the right to purchase 857,142 shares vof Common Stock of Amanda at an exercise price per share equal to the lesser of (i) $.02 and (ii) 70% of the average of the lowest three inter-day sales prices during the thirty (30) Trading Days immediately prior to exercise. These shares have been canceled.

It is anticipated that the above of convertible debentures will be converted into shares in accordance with the terms of these debentures.

There is no expected or planned sale of significant equipment by the Company. The Company's work force is expected to remain at the current level over the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and supplementary data are included beginning at page F-1

The Amanda Company, Inc.

Consolidated Financial Statements

For the Years Ended September 30, 2002 and 2001

The Amanda Company, Inc.

Consolidated Financial Statements

September 30, 2002 and 2001

C O N T E N T S

Report of Independent Certified Public Accountants	F1

Consolidated Balance Sheets	F2 – F3

Consolidated Statements of Operations	F4

Consolidated Statements of Shareholders’ Equity	F5

Consolidated Statements of Cash Flows	F6 – F7

Notes to Consolidated Financial Statements	F8 – F31

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
The Amanda Company, Inc.

We have audited the accompanying consolidated balance sheets of The Amanda Company, Inc. , as of September 30, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Amanda Company, Inc. , as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. The Company has a stockholders’ deficit of $5,627,907 and $2,747,670 and its current liabilities exceeded its current assets by $3,145,194 and $1,641,440 as of September 30, 2002 and 2001, respectively. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 21, the Company changed its accounting for goodwill and for the beneficial conversion feature of certain convertible notes payable. The financial statements have been restated to reflect these adjustments.

/s/Pohl, McNabola, Berg & Company LLP

Pohl, McNabola, Berg & Company LLP
San Francisco, CA
January 3, 2003, except for Note 21, as to which the date is December 16, 2003

	2002	2001

ASSETS

Current Assets
Cash and cash equivalents	$57,413	$27,999
Accounts receivable (net of allowance for doubtful accounts)	84,395	155,824
Other receivables	10,795	-
Inventory	56,469	172,617
Prepaid and other current assets	75,549	-

Total Current Assets	284,621	356,440

Property and Equipment (net of accumulated depreciation)	82,282	131,925

Noncurrent Assets
Deferred debt issuance costs	286,982	-
Other assets	29,974	35,757

Total Assets	$683,859	$524,122

(continued)
The accompanying notes are an integral part of these financial statements . F2

The Amanda Company, Inc.Consolidated Balance Sheets As of September 30, 2002 and 2001

	2002	2001

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$576,109	$521,675
Payable to Pen Interconnect	-	461,200
Liabilities from discontinued operations	444,841	-
Accrued liabilities	400,846	393,704
Dividends payable	629,126	-
Deferred revenue	17,001	16,249
Convertible debentures	895,952	-
Lease financing payable	36,440	32,052
Notes payable	429,500	573,000

Total Current Liabilities	3,429,815	1,997,880

Long-Term Liabilities
Convertible debentures	442,899	-
Deferred gain on sale leaseback	32,680	60,691
Lease financing payable	55,537	92,687

Total Long-Term Liabilities	531,116	153,378

Shareholders' Equity
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized
Series A, issued and outstanding, 21 shares in 2002	1	-

Series B, issued and outstanding, 631 shares in 2002	6	-

Common stock *, $0.01 par value, 500,000,000 shares authorized;
108,159,899 shares in 2002 and 52,637,360 in 2001	1,081,599	526,374

Additional paid-in capital	1,269,229	594,160
Accumulated deficit	(5,627,907)	(2,747,670)

Total Shareholders' Equity	(3,277,072)	(1,627,136)

Total Liabilities and Shareholders' Equity	$683,859	$524,122

* Reflects 10 to 1 reverse split which was effective in February 8, 2002. See footnote one "Basis of Presentation ".

The accompanying notes are an integral part of these financial statements. F3

The Amanda Company, Inc.Consolidated Balance Sheets (continued)As of September 30, 2002 and 2001

	2002	2001

Net Sales	$3,154,289	$4,032,546

Cost of Sales	1,626,403	2,344,811

Gross Profit	1,527,886	1,687,735

Operating Expenses
Depreciation and amortization	27,732	86,472
General and administrative	706,012	327,106
Office rent	136,704	206,302
Salaries	1,284,040	1,443,470
Selling expense	60,599	(49,192)
Advertising and promotion	10,586	19,908
Merger expenses	602,014	-

Income (loss) from operations	(1,299,801)	(346,331)

Other Income (Expense)
Interest expense	(466,484)	(100,285)
Debt issuance costs	(118,746)	-
Other income	37,290	40,016
Gain from discontinued operations	210,382	-
Total Other Income (Expense)	(337,558)	(60,269)

Income (Loss) Before Income Taxes	(1,637,359)	(406,600)

Provision for income taxes	(2,400)	(1,600)

Net Income (Loss)	(1,639,759)	(408,200)

Preferred stock dividend	(148,803)	-

Net loss attributable to common stockholders	$(1,788,562)	$(408,200)

Basic loss per share	$(0.023)	$(0.008)

Diluted loss per share	$(0.023)	$(0.008)

Weighted-average shares outstanding - basic	77,251,367	52,637,360

The accompanying notes are an integral part of these financial statements. F4

The Amanda Company, Inc.Consolidated Statements of OperationsFor the years ended September 30, 2002 and 2001

	Preferred stock		Common stock		Additional	Retained	Total

	Shares	Amount	Shares	Amount	paid in capital	earnings (deficit )	Equity

Balance, September 30, 2000	-	$-	52,637,360	$526,374	$594,160	$(2,339,470)	$(1,218,936)

Net loss	-	-	-	-	-	(408,200)	(408,200)

Balance, September 30, 2001	-	$-	52,637,360	526,374	$594,160	$(2,747,670)	$(1,627,136)

Acquisition – Penn Interconnect	-	-	4,987,360	49,874	(594,160)	(1,091,675)	(1,635,961)

Acquisition - Preferred Stock issuance	977	10	-	-	-	-	10

Conversion of Preferred Stock - Series B	(255)	(3)	16,471,620	164,716	(164,713)	-	-

Conversion of Preferred Stock - Series A	(70)	-	4,090,636	40,906	(40,906)	-	-

Common Stock issued for services	-	-	235,153	2,352	26,981	-	29,333

Stock granted as compensation	-	-	539,995	5,400	39,458	-	44,858

Preferred dividend adjustments	-	-	-	-	-	(148,803)	(148,803)

Conversion of debt into common stock	-	-	10,333,334	103,333	74,667	-	178,000

Common stock issued for merger expenses	-	-	3,451,897	34,519	567,495	-	602,014

Conversion of notes payable	-	-	15,412,544	154,125	(56,018)	-	98,107

Warrants payable	-	-	-	-	405,728	-	405,728

Compensation expense on warrants and options granted	-	-	-	-	95,119	-	95,119

Debt issuance cost	-	-	-	-	(10,000)	-	(10,000)

Beneficial conversion feature	-	-	-	-	331,418	-	331,418

Net loss	-	-	-	-	-	(1,639,759)	(1,639,759)

Balance, September 30, 2002	652	$7	108,159,899	$1,081,599	$1,269,229	$(5,627,907)	$(3,277,072)

The accompanying notes are an integral part of these financial statements. F5

The Amanda Company, Inc.Consolidated Statements of Shareholders’ EquityFor the years ended September 30, 2002 and 2001

	2002	2001

Cash flows from operating activities
Net income (loss)	$(1,639,759)	$(408,200)
Adjustments to reconcile net cash provided (used) in
operating activities:
Depreciation and amortization	27,732	86,472
Gain on debt relief	(83,500)	(50,000)
Gain from settlement of discontinued operation payable	(210,382)	-
Realized gain on sale of equipment	-	(12,138)
Warrant/option compensation expense	95,119	-
Amortization of beneficial conversion feature	309,800	-
Common stock issued for merger expenses	602,014	-
Common stock issued for services	29,336	-
Common stock issued for compensation	44,858	-

Effect on cash of changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	71,429	(1,076)
Decrease in other receivables	29,205	-
Decrease (increase) in inventory	116,148	(52,544)
Decrease (increase) in prepaid assets	(75,549)	(19,715)
Decrease in other assets	(5,783)	(279)
Increase (decrease) in accounts payable	54,434	(158,486)
Increase (decrease) in unearned gain on sale leaseback	-	72,829
Increase (decrease) in deferred revenue	752	(48,716)
Increase in accrued expenses	7,142	27,947

Net cash provided (used) in operating activities	(627,004)	(563,906)

Cash flows from investing activities
Cash received in acquisition	6,839	-
Purchase/write-off of property and equipment	(6,100)	(85,613)

Net cash used in investing activities	739	(85,613)

Cash flows from financing activities
Deferred debt issuance costs	96,744	-
Borrowings on equipment lease financing	-	129,813
Payments on equipment lease financing	(32,762)	(14,009)
Borrowing under notes payable	64,000	59,050
Proceeds from advances from Pen Interconnect	-	461,200
Preferred dividends adjustments	(148,803)	-
Payments on notes payable	(193,500)	-
Proceeds from convertible promissory notes	870,000	-

Net cash provided (used) by financing activities	655,679	636,054

Net increase (decrease) in cash and cash equivalents	29,414	(13,465)

Cash and cash equivalents, beginning of year	27,999	41,464

Cash and cash equivalents, end of year	$57,413	$27,999

(continued)
The accompanying notes are an integral part of these financial statements. F6

The Amanda Company, Inc.Consolidated Statements of Cash FlowsSeptember 30, 2002 and 2001

	2002	2001

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
Interest	$15,520	$-

Income tax	$-	$-

Supplemental Schedule of Non-cash investing and financing transactions:

Computer equipment refinanced under lease transactions	$-	$124,739

Conversion of debt into common stock	$178,000	$-

Conversion of interest on notes payable into common stock	$4,532	$-

Conversion of notes payable into common stock	$93,575	$-

Retirement of preferred stock by conversion to common stock	$205,622	$-

Common stock issued for services	$29,333	$-

Common stock issued for compensation	$44,858	$-

Common stock issued for merger expenses	$602,014	$-

Beneficial conversion feature	$331,418	$-

Finders fee non-cash payment	$10,000	$-

Merger with Pen Interconnect, Inc.
Cash	$6,839	-
Receivables	461,200	-
Beneficial conversion feature	215,959	-
Liabilities assumed	(1,519,949)	-
Convertible debentures	(800,000)	-
Preferred stock	(10)	-
Issuance of common stock for acquisition	1,635,961	-

	$-	-

The accompanying notes are an integral part of these financial statements. F7

The Amanda Company, Inc.Consolidated Statements of Cash Flows (continued)September 30, 2002 and 2001

1.   Summary of Significant Accounting Policies

Organization and line of business

The Amanda Company, Inc. (the Company) operates in a single business segment that includes the design, development, and manufacture of PC enabled telephone answering system software and related equipment and products. The Company’s products include voice mail, automated attendant, call control, messaging and voice over Internet. Sales are made primarily to resellers and dealers. The Company operated as The Automatic Answer, Inc (tAA) prior to October 1, 2001, which is the effective date of its merger with Pen Interconnect, Inc. The trading symbol of Amanda is AMNA.

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

The Company, effective February 8, 2002, did a reverse split of its common stock at a 10 to 1 ratio. The reverse split did not change the proportionate equity interests of the Company's stockholders at the time of the split, nor were the respective voting rights and other rights of stockholders altered, except for possible immaterial changes due to rounding up to eliminate fractional shares. The reverse split is reflected in both the Company’s September 30, 2002 balance sheet and retroactively in its September 30, 2002 balance sheet. .

Consolidation policy

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary corporations, after elimination of all material inter-company accounts, transactions and profits. These financial statements consolidate the accounts of the Amanda Company and Pen subsequent to the merger date. Pen’s operating activity, which is limited to the resolution of various amounts payable, is included as discontinued operations.

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100,000 per institution. There were no uninsured balances as of September 30, 2002 and 2001.
F-9

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
1.   Summary of Significant Accounting Policies (continued)

Revenue recognition
The Company recognizes revenue when merchandise is shipped to a customer or at the time services are rendered. Advances received before the merchandise is delivered are recorded as deferred revenue. License revenues are generated through contracts which grant a customer the use of call processing software developed by Amanda. Revenue is recognized ratably over the life of the contract .

Non-Amanda products consist predominately of voice boards which are sold to dealers. Amanda has all risks associated with the sale including inventory and accounts receivable risk. The sales are accounted for on a gross basis. The accounting treatment is consistent with EITF 99-19.

Dealers and distributors that purchase Amanda products do not have the right to return those products. Some returns do occur for exchanges and upgrades but amount is immaterial in relation to total sales. Warranties are provided for up to one year after the purchase of Amanda products, but warranty coverage (i.e. replacement of product) is provided by Amanda’s vendors. Amanda does not incur warranty costs other than out of pocket receiving and shipping expenses.

Accounts receivable and the allowance for doubtful accounts

Accounts receivable are typically unsecured. The Company performs ongoing credit evaluations of its customers’ financial condition. It generally requires no collateral and maintains reserves for potential credit losses on customer accounts when necessary

The Company establishes an allowance for uncollectible trade accounts receivable based on historical collection experience and management evaluation of collectibility of outstanding accounts receivable.

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

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expense was $ 928 and $17,195 for the years ended September 30, 2002 and 2001, respectively.

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

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended September 30, 2002 and 2001, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

Deferred revenue

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under "Deferred revenue."

Stock split

In October 2002, the board of directors approved a one-for-ten reverse stock split of the Corporation’s common stock, which was effective in 2002 to shareholders of record on February 8, 2002. Shareholders’ equity, common stock, and stock option activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements and notes to financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

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

In accordance with APB-25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.
F-13

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
1.   Summary of Significant Accounting Policies (continued)

Stock option plan (continued)

In March 2000, the FASB released Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation addresses certain practice issues related to APB Opinion No. 25 in regards to options or warrants granted to employees and other third-parties. The Company’s policies comply with the guidance provided by FIN No.44.

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

Discontinued operations

Pen’s current operating activities consist solely of the resolution of amounts remaining payable to the prior Pen creditors that did not participate in a voluntary conversion of debt for common stock program. These payables are included as liabilities from discontinued operations.

Segment reporting

The FASB issued SFAS 131 on "Disclosures about Segments of an Enterprise and Related Information" effective in 1998. The Company evaluated SFAS 131 and determined that it operates in only one segment.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 are required to be adopted July 1, 2001. The adoption of SFAS 141 will not change the method of accounting used in previous business combinations including those the Company accounted for under the pooling-of-interests method. The adoption of this statement did not have any impact on the Company’s financial condition or results from operations.

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
1.   Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets," and requires, among other things, the discontinuance of amortization related to goodwill and indefinite-lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The adoption of this statement did not have any impact on the Company’s financial condition or results from operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived asset and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The implementation of SFAS No. 143 will not have a material affect on the Company’s results of operations or financial position.

In October 2001, the Financial Accounting Standards Bureau issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective July 1, 2002. The adoption of this statement did not have any impact on the Company’s financial condition or results from operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. SFAS 145 was adopted by the Company in the fourth quarter of fiscal 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company’s results of operations or financial position.

Reclassifications

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
2.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $ 5,627,907 at September 30, 2002 . In addition, the Company had a working capital deficit of approximately $ 3,145,194 at September 30, 2002 . These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s continuation as a going concern is dependent upon its ability to obtain the additional financing necessary to complete development of new products and achieve the level of sales that will enable it to sustain its operations.

Additionally, the Company is seeking to enter into a strategic acquisition or merger with companies in allied businesses and anticipates obtaining more financing from equity sources to fund its operations. No assurance can be given that the Company will be successful in these efforts.

3.   Accounts Receivable

The Company’s accounts receivable consists of balances due from dealers in the telecommunications industry. The terms are normally net 10 days. Accounts receivable amounted to $137,870 at September 30, 2002 and $209,977 at September 30, 2001

The Company recorded an allowance for bad debts of $53,475 at September 30, 2002 and $54,153 at September 30, 2001 .

4.   Inventory

Inventory, which principally consists of computer hardware, amounted to $72,769 and $204,617 at September 30, 2002 and 2001, respectively. The Company’s reserve for obsolete inventory amounted to $16,300 and $32,000 at September 30, 2002 and 2001, respectively.

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
5.   Property and Equipment

Property and equipment at September 30, 2002 and 2001 consisted of the following:

	2002	2001

Office furniture and fixtures	$264,166	$264,166
Computer and office equipment	306,201	306,201
Computer software	40,036	40,036
Leasehold improvements	6,100	2,245

Total property and equipment	616,503	612,648
Less accumulated depreciation and amortization	(534,221)	(480,723)

Total	$82,282	$131,925

Depreciation expense for the year ended September 30, 2002 and 2001 was $27,732 and $86,472, respectively. Computer and office equipment includes $97,592 of leased computer equipment under lease financing arrangements at September 30, 2002 .

6.   Accrued Expenses

Accrued expenses at September 30, 2002 and 2001 consisted of the following:

	2002	2001

Accrued payroll and payroll taxes	$73,470	$80,904
Accrued consulting fees	1,237	96,000
Accrued benefits	40,539	43,072
Accrued accounting fees	60,386	45,000
Income taxes	4,000	1,600
Accrued interest	221,214	75,478
Other accrued expenses	-	51,650

Total	$400,846	$393,704

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
7.   Notes Payable – Shareholders

The company has entered into multiple loan agreements with its shareholders and other related parties. Notes payable to shareholders and related parties at September 30, 2002 and 2001 , consist of the following:

	2001	2002

Note payable to a shareholder. Interest is 12% per annum, payable monthly. The note is due on demand.	$300,000	$300,000
Note payable to a shareholder. Interest is 12% per annum. Interest and principal payments are due at maturity, February 10, 2001. The note is secured by the assets of the company and is due on demand.	50,000	-
Note payable to a shareholder. Interest is 12%. Interest is payable monthly. This is a short-term note with no fixed maturity date.	75,000	65,000
Note payable to a shareholder. Interest is 10% per annum. Interest is payable monthly. The note is due on demand and is still outstanding at September 30, 2002 .	25,000	25,000
Note payable to a shareholder. Interest is 10% per annum. Interest is payable monthly. The note is due on demand and is still outstanding at September 30, 2002 .	4,500	4,500
Note payable to a shareholder. Interest is 12% per annum. Interest is payable monthly. The note is due on demand and is still outstanding at September 30, 2002 .	35,000	35,000
Note payable to a Corporation. Interest is 7% per annum. Principal and interest are due at maturity, August 11, 2000. The note is secured by the assets of the company. On May 16, 2001, the Corporation filed a lawsuit against the company for repayment. In February 2002, both parties agreed to a settlement.	33,500	-

Total notes payable	$523,000	$429,500

In conjunction with the notes, tAA had issued warrants to the noteholders to purchase shares of tAA common stock at exercise prices that range from $0.01 to $3.00. These warrants were cancelled during 2002 as part of the merger.

Accrued interest on these notes amounted to $ 73,023 and $ 75,478 at September 30, 2002 and 2001 , respectively.
F-18

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

During February 2001, the Company entered into another leasing arrangement and recorded additional lease liabilities in the amount of $47,703.

Minimum annual rental payments at September 30,

2003	$47,670
2004	31,147
2005	27,821
2006	8,181

Total minimum lease payments	$114,819

Less amount representing interest	22,842

Total lease financing payable	91,978

Less current portion	(36,440)

Lease financing payable – long term	$55,537

9.   Note Payable – Lucent

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

	2002	2001

Long term	$-	$-
Current	-	50,000

Total	$-	$50,000

The remaining balance of $50,000 was charged to cost of sales during the fiscal year ended September 30, 2002.
F-19

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
10.   Income Taxes
Significant components of the provision for taxes based on income for the year ended September 30 are as follows:

	2002	2001

Current
Federal	$-	$-
State	2,400	1,600

	$2,400	$1,600

Deferred
Federal	-	-
State	-	-

Total	$ 2,400	$1,600

Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

	2002	2001

Deferred tax asset
Net operating loss carryforwards	$1,137,697	$626,438
Depreciation	11,149	39,418
Bad debts	10,695	23,199
Benefits and accruals	91,949	51,042
Debt Issuance Costs	23,749	-

Total deferred tax asset	$1,275,239	$740,097

Deferred tax liability
State income taxes benefit	-	(51,924)

Less valuation allowance	$(1,275,239)	$(688,173)

Net deferred tax asset	$-	$-

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
10.   Income Taxes (continued)

At September 30, 2002 and 2001, the Company has available approximately $3,250,562 and $1,462,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, whicih expire through 2020.

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

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the year ended September 30, 2002, is as follows:

	2002	2001

Income tax provision (benefit) computed
at federal statutory rate	(35.00%)	(35.00%)

State	(8.84%)	(8.84%)

Other	5.00%	-

Valuation allowance	38.89%	47.76%

Effective tax rate	0.05%	3.92%

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

Years ending September 30,	Amount

2003	$56,556
2004	43,756

$100,312

In November 2001, the Company renewed the Connecticut lease for a period of three years beginning on February 1, 2002 and expiring on January 31, 2005 with a monthly base rent of approximately $4,500. Future minimum lease payments required under this non- cancelable operating lease are as follows:

Years ending September 30,	Amount

2003	$53,508
2004	54,600
2005	18,382

$126,490

Rent expense for the year ended September 30, 2002 and 2001 amounted to $ 136,704 and $ 206,302 , respectively.

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

  On November 15, 2000 Alan L. Weaver, former CEO of Pen Interconnect, Inc., obtained a judgment against the Company in the amount of $118,500 plus interest for breach of a settlement agreement relative to Mr. Weaver’s employment agreement with the Company. The Company is currently negotiating a payment plan with the former CEO.
  Wayne Wright, the prior CFO of the Company, has a claim regarding the value of certain stock given to him as part a settlement of his employment agreement. The amount or range of amounts due under this potential claim cannot be determined. The parties are in discussion regarding a possible settlement of this claim

13.   Convertible Debentures and Promissory Notes

During 2001, the Company issued $800,000 in new one-year convertible debentures with interest rates ranging from 7% to 8%, payable quarterly. These debentures are convertible in the Company’s common stock at the lower of $.04 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion. All these debentures are redeemable in cash due one year from the date of issuance. The beneficial conversion feature of these debentures issued was $215,959, and the amount was credited in the accounts of the Company to additional paid in capital. The amount attributable to the beneficial conversion is amortized over the term of the loan and is included as a component of interest expense. Interest on these debentures amounted to $215,959 during 2002.

During 2002, the Company issued an additional $870,000 in additional convertible notes with 8% interest rates. $570,000 of these notes are due during the year ended September 20, 2005, and are convertible into the Company’s common stock at the lower of $.02 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion. One note for $300,000 is due in 2003 and is convertible into the Company’s common stock at the lower of $.01 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion. The beneficial conversion feature of these debentures issued was $331,418, and the amount was credited in the accounts of the Company to additional paid in capital. The amount attributable to the beneficial conversion is amortized over the term of the loan and is included as a component of interest expense. Interest on these debentures amounted to $93,844 during 2002.

In conjunction with the issuance of the notes, the Company issued 16,000,535 five-year warrants convertible into the Company’s common stock at $.02 and 857,144 seven-year warrants convertible into the Company’s common stock at the lower of $.01 or 70% of the average of the three lowest closing prices during the 30 days prior to the conversion.
F-23

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
14.   Stockholders’ Equity
Preferred stock dividends in arrears

Payments of annual dividends for 2002 and 2001 were deferred by the Company’s board of directors on the outstanding preferred stocks because of losses sustained by the Company. As of September 30, 2002, preferred dividends in arrears amounted to $629,126 on the Preferred Stock Series A and B.

Conversion of Pen’s convertible preferred stock – Series A

During 2002, Pen redeemed 70 shares of Preferred Stock Series A for 4,090,636 shares of common stock..

Conversion of Pen’s convertible preferred stock – Series B

During 2002, Pen redeemed 255 shares of Preferred Stock Series B stock for 16,471,620 shares of common stock.

Conversion of tAA preferred stock

The merger of tAA and Pen resulted in the conversion of all outstanding shares of tAA preferred stock into Pen’s common stock.

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

Both issuances of Preferred Stock are convertible into shares of the Company’s Common Stock. Each share of Series A Preferred Stock is convertible into an amount of shares of Pen Common Stock equal to $1,000 divided by the average of the two lowest closing bid prices for Pen Common Stock during the period of 22 consecutive trading days ending with the last trading day before the date of conversion, after discounting that market price by 15 percent (the "Conversion Price"). During the first six months, the Board of Directors approved a reduction of the maximum Conversion Price for the Series A Preferred Stock and Series B Preferred Stock to $.53 from $1.17 and $.79 per share respectively.

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

As of September 30, 2002 and 2001, the Company granted to its employees and other eligible participants options and warrants exercisable for the Company’s common stock and preferred stock. Options and warrants to purchase shares of its common stock are usually granted at the prices equal to the current fair value of the Company’s common stock at the date of grant.

Under the Plan, no option may be exercised after the expiration date of ten years from the date of grant. As of September 30, 2002, there are two types of convertible securities (NSOs and Warrants) outstanding.

NSOs may be granted to any eligible participant as determined by the management of the Company.

Stock options and warrants issued as of September 30, 2002 and 2001 are summarized as follows:

	2002		2001

	Shares	Average Exercise Price	Shares	Average Exercise Price
Outstanding at beginning of year	1,519,265	$3.40	1,103,665	$23.40
Granted	2,457,197	0.17	2,175,425	0.50
Exercised	-	-	(1,644,825)	0.40
Forfeited/Cancelled	(181,445)	2.05	(115,000)	0.60

Outstanding at end of year	3,795,017	0.34	1,519,265	$3.40

Exercisable at end of year	3,795,017	$0.34	1,518,765	$3.40

The non-statutory stock options and warrants are for periods of two to five years.
F-25

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

The following table summarizes information about options and warrants outstanding at September 30, 2002:

	Warrants and Options Outstanding			Warrants and Options Exercisable

Range of Exercise Prices	Number Outstanding as of September 30, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of September 30, 2002	Weighted Average Exercise Price

$0.10 – 0.60	3,412,917	3.82	$0.16	3,412,917	$0.16

$1.00	51,000	1.07	$1.00	51,000	$1.00

$3.00 – 5.00	29,000	1.59	$3.10	29,000	$3.10

$5.10 – 10.00	16,600	4.17	$7.24	16,600	$7.24

$20.00	500	4.26	$20.00	500	$20.00

$20.01 – 65.00	285,000	0.09	$65.00	285,000	$65.00

	3,795,017	3.487	$0.34	3,795,017	$.34

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
15.   Stock Options and Warrants (continued)

The following table summarizes information with respect to options outstanding and exercisable at September 30, 2001:

	Warrants and Options Outstanding			Warrants and Options Exercisable

Range of Exercise Prices	Number Outstanding as of September 30, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of September 30, 2001	Weighted Average Exercise Price

$0.10 – 0.60	1,104,970	0.65	$0.80	1,104,970	$0.80

$0.70 – 1.00	51,000	4.27	$1.00	51,000	$1.00

$1.10 – 5.00	31,500	3.69	$3.10	31,000	$3.10

$5.10 – 10.00	32,695	4.96	$7.30	32,695	$7.30

$10.01 – 20.00	14,000	1.13	$17.20	14,000	$17.20

$20.01 – 65.00	285,100	0.09	$64.90	285,100	$64.90

	1,519,265	0.827	$3.40	1,518,765	$3.40

The exercises period for the options ranges from immediate to four years from the date of the grant and have various vesting requirements.

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its stock options and warrants granted to employees or to members of the Company’s Board of Directors. Pursuant to FASB Interpretation No. 44, the Company applies provisions of SFAS No. 123 for options and warrants granted to third parties. Accordingly, in 2002, compensation cost has been recognized for its stock options and warrants granted to outside third parties subsequent to June 30, 2000. This information is required to be determined as if the Company had accounted for its employee stock options/warrants granted subsequent to December 31, 1994, under the fair value method of that statement.

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
15.   Stock Options and Warrants (continued)

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended September 30:

	2002		2001

Net Loss:
As reported		$(1,788,562)	$(408,200)
Pro forma		$(1,875,551)	$(423,166)
Basic and diluted loss per common share:
As reported:
Basic		$(0.02)	$(0.01)
Diluted		$(0.02)	$(0.01)
Pro forma:
Basic		$(0.02)	$(0.01)
Diluted	$	$ (0.02)	$(0.01)

Options/warrants are granted at prices equal to the current fair value of the Company’s common stock at the date of grant. All options and warrants granted during fiscal year 2002 and 2001 vest immediately.

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

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
16.   Earnings Per Share

The number of weighted common shares outstanding used in the loss per share calculation is 77,251,367 in 2002 and 52,637,360 in 2001.

	2002	2001

Net loss	$(1,639,759)	$(408,200)

Dividends on preferred stock	(148,803)	-

Loss applicable to common stock	$(1,788,562)	$(408,200)

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

The merger of Pen and The Automatic Answer, Inc is treated as a capital transaction in substance rather than a business combination. Therefore, no goodwill or intangible assets are recorded.

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001
18.   Acquisition of The Automatic Answer (tAA)

The following table presents the allocation of the assets acquired and liabilities assumed:

Cash and cash equivalents	$6,839
Note receivable - tAA	461,200
Beneficial conversion feature	215,959

Total assets	$683,998

Amounts payable	$ (176,017)
Other current liabilities	(648,710)
Advances payable, net	(40,000)
Convertible debentures	(800,000)
Liabilities from discontinued operations	(655,222)
Preferred stock series A and B	(10)

Total liabilities and preferred stock	$(2,319,959)

Total adjustment to equity	$(1,635,961)

The following pro forma consolidated results of operations have been prepared as if the merger had occurred at October 1, 2000:

2001

Sales	$4,032,546
Net loss	$1,241,784)
Net loss per share – basic	$(0.02)
Net loss per share – diluted	$(0.02)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results 19.    Related Party Transactions
F-30

The Amanda Company, Inc. Notes to Consolidated Financial Statements September 30, 2002 and 2001

Stephen J. Fryer, former Chairman, CEO, President and Chief Accounting Officer, received options and warrants for 470,000 common shares in 2001.

Also during 2001, Brian Bonar and Milton Haber, Directors of Pen, received 50,000 shares of common stock for their continued service as Board Members. Additionally, Mr. Bonar received options for 50,000 shares of the Company’s common stock.

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

21.   Modifications made to previously issued audited financial statements

Subsequent to the issuance of the audited financial statements for the years ended September 30, 2002 and 2001 with an audit report dated January 3, 2003, the Company modified its accounting for several transactions in accordance with U.S. generally accepted accounting principles. These transactions are summarized as follows:

  During the fiscal year ended September 30, 2002, the Company changed its accounting treatment for goodwill and the beneficial conversion feature resulting from the merger transaction between Pen and The Automatic Answer, Inc. The Company originally accounted for the transaction as a purchase using the reverse merger takeover accounting. Subsequently, management determined that the merger should have been treated as a capital transaction in substance rather than a business combination. The Company eliminated goodwill in the amount of $2,811,498 and the related charge to impairment. Additionally, the Company recorded a beneficial conversion feature related to notes acquired as part of the merger in the amount of $215,959, which was fully amortized to interest expense as of September 30, 2002.

  The Company recorded the beneficial conversion feature associated with $870,000 of new convertible debentures issued during 2002 (see Note 13) in the amount of $331,418. Of that amount, $93,844 was charged to interest expense for the fiscal year ended September 30, 2002.
F-31

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the fiscal period ended September 30, 2002 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None of the other executive officer's total annual salary and bonus exceeded $100,000 for the years presented.

Summary Compensation Table

Annual Compensation
Name and Principal	Fiscal Year	Salary	Bonus

Stephen J. Fryer(1)	2001	$ 63,267	$ 0
President & CEO	2000	148,802	4,116
	1999	139,000	17,304

Joe Candia(2)	2001	90,000	0
Vice President

Jim Pendleton (3)	1999	139,666	0
Chairman/CEO

Mehrdad Mobasseri (3)	1999	96,000	89,282
President-InCirT

Alan Weaver (3)	1999	100,000	30,881
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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Amount Issuable on Exercise of Options	Percentage of Outstanding Common stock

Steven Fryer	3,092,500		2.8
Brian Bonner	3,397,383		3.1
E. Timothy Morgan	5,779,780		5.3
David L. Woo	8,307,788		7.7

All Officers and Directors as
A Group (4 persons) 20,577,451 19.0
(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each of the above beneficial owner's percentage ownership is determined by including the options and/or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement. Unless otherwise indicated, the company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them. Based on 108,159,899 post reverse split shares issued and outstanding as of September 30, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The following information summarizes certain transactions, either engaged in within the last two (2) years or, proposed to be engaged in, by the Company and the individuals described.

Stephen J. Fryer, former chairman, CEO, President and Chief Accounting Officer received options and warrants for 470,000 common shares in 2001.

Brian Bonar and Milton Haber, Directors of Amanda, received 50,000 shares of common stock for their continued service as Board Members. Additionally, Mr. Bonar received options for 50,000 shares of the Company’s common stock.

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

(b) Exhibit No.	Description

1.	Underwriter's Warrant Agreement including Form of Underwriter'sWarrant, incorporated by reference to the Company's RegistrationStatement filed on Form SB-2, SEC File No. 33-96444.

3.	Articles of Incorporation and By-Laws, incorporated by reference to theCompany's Registration Statement filed on Form SB-2, SEC File No.33-96444

4.1.	Certificate of Amendment creating Series A Convertible Preferred Stockas amended, as filed February 10, 1999. See Exhibit to report on Form8-K filed on February 17, 1999.

4.2.	Certificate of Amendment creating Series B Convertible Preferred Stockas amended.

10.19
2001 Consulting and Advisors Service Agreement for outside consultants(Incorporated by reference to Form S-8 filed on May 19, 2001; Form S-8 filed on August 14, 2001; Form S-8 filed on February 23, 2001 and Form S-8 filed on January 25, 2001.

10.20	Convertible Note issued to AMRO Int’l S.A. dated August 24, 2000. (1)
10.21	Convertible Note issued to Austost Anstalt Schaan dated August 24, 2000. (1)
10.22	Convertible Note issued to Balmore S.A dated August 24, 2000. (1)
10.23	Convertible Note issued to ALPHA CAPITAL AG dated March 8, 2001. (1)
10.24	Convertible Note issued to AMRO Int’l S.A. dated March 8, 2001. (1)
10.25	Convertible Note issued to Woo Young Kim dated March 8, 2001. (1)
10.26	Convertible Debenture Purchase Agreement dated March 8, 2001. (1)
10.27	Registration Rights Agreement Dated March 8, 2001. (1)
10.28	Convertible Note issued to Filter Int’l Corp. dated May 14, 2001.(1)
10.29	Convertible Note issued to George Furla dated July 9, 2001. (1)
10.30	Convertible Note issued to Howard Schraub dated July 16, 2001. (1)
10.31	Convertible Note Purchase Agreement, Filter Int’l, George Furla, Howard Schraub. (1)
10.32	Registration Rights Agreement, Filter Int’l, George Furla, Howard Schraub
10.33	convertible Note issued to Stonestreet LP dated October 4, 2001. (1)
10.34	Warrant Agreement, Stonestreet LP dated October 4, 2001. (1)
10.35	Convertible Note Purchase Agreement, Stonestreet L.P., dated October 4, 2001. (1)
10.36	Registration Rights Agreement, Stonestreet L.P., dated October 4, 2001. (1)
10.37	Convertible Note issued to AMRO Int’l S.A. dated November 19, 2001. (1)
10.38	Convertible Note Purchase Agreement, AMRO Int’l S.A. dated November 19, 2001. (1)
10.39	Registration Rights Agreement, AMRO Int’l S.A. dated November 19, 2001. (1)
10.40	Convertible Note issued to ALPHA Capital AG dated November 19, 2001. (1)
10.41	Convertible Note Purchase Agreement, ALPHA Capital AG dated November 19, 2001. (1)
10.42	Registration Rights Agreement, ALPHA Capital AG dated November 19, 2001
10.43	Convertible Note Purchase Agreement, Stonestreet L.P., dated November 26, 2001. (1)
10.44	Convertible Note Purchase Agreement, Stonestreet Corporation., dated November 26,2001. (1)
10.45	Warrant Agreement, Stonestreet LP dated November 26, 2001. (1)
10.46	Warrant Agreement, Stonestreet Corporation dated November 26, 2001. (1)
10.47	Convertible Note Purchase Agreement, dated November 26, 2001. (1)
10.48	Registration Rights Agreement, dated November 26, 2001. (1)
10.49	2001 Consulting and Advisors Service Agreement for outside consultants Incorporated by reference to Form S-8 filed on October 19, 2000, and Form S-8 filed on December 04, 2001). (1)
10.50	Warrant Agreement, Bristol Investment Fund, Ltd., dated January 12, 2002.(1)
10.51	Warrant Agreement, Bristol Capital, LLC dated January 12, 2002. (1)
10.52	Warrant Agreement, Alexander Dunham Capital Group, Inc., dated January 7, 200312, 2002. (1)
10.53	tAA and Pen Interconnect Merger Agreement dated October 23, 2001. (1)
10.54	Secured Convertible Note Purchase Agreement, Bristol Investment Fund, Ltd.,dated January 12, 2002. (2)
10.55	Registration Rights Agreement, dated January 12, 2002. (2)
10.56	Secured Convertible Note, Bristol Investment Fund, Ltd. January 12, 2002. (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
( Section 302 of the Sarbanes-Oxley Act of 2002)

31.1.1	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
( Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350
(Section 906 of the Sarbanes-Oxley Act of 2002)

(1) Previously filed on Form SB-2 on April 14, 2002, File No. 333-86038
(2) Previously filed on Form SB-2A on May 17, 2002, File No. 333-86038

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the years ended September 30, 2002 and 2001 have been audited by our principal accountant, Pohl, McNabola, Berg & Company LLP, who have also provided all income tax return preparation services during those years. Each year the Chief Executive Officer pre-approves all audit and tax related services prior to the performance of services by Pohl, McNabola, Berg & Company LLP. The percentage of hours expended on the audit by persons other than full time, permanent employees of Pohl, McNabola, Berg & Company LLP was zero.

Audit Fees

Aggregate fees billed to us for the years ended September 30, 2002 and 2001 for professional services by Pohl, McNabola, Berg & Company LLP, our principal accountant, for the audit of our annual financial statements and the review of quarterly financial statements were $25,000 and $20,000 respectively.

Audit-Related Fees

There were no fees billed to us in the previous two fiscal years for assurance and related services by Pohl, McNabola, Berg & Company LLP that are reasonably related to the performance of the audit or review of our financial statements and that are not reported in the previous paragraph.

Tax Fees

There were no aggregate fees billed to us for the years ended September 30, 2002 and 2001 for professional services by Pohl, McNabola, Berg & Company LLP tax compliance, tax advice, and tax planning.

All Other Fees

There were no aggregate fees billed the years ended September 30, 2002 and 2001 for products or other services by Pohl, McNabola, Berg & Company LLP that are not reported in the previous three paragraphs.

- -
22

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 12, 2004	THE AMANDA COMPANY, INC.

By: /s/ Brian Bonar

Brian Bonar
Chairman of the Board, Acting Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates indicated:

/s/ David Woo

David Woo	Director	January 12, 2004

/s/Brian Bonar

Brian Bonar	Chairman of the Board	January 12, 2004
Acting Chief Executive officer

/s/ Steve Fryer

Steve Fryer	Director	January 12, 2004

/s/ E.Timothy Morgan

E. Timothy Morgan	Director	January 12, 2004

- -
23