Form 10QSB/A
period 2002-12-31
AMANDA CO INC
filed 2004-01-21
CIK 1000266

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

THE AMANDA COMPANY, INC.
BALANCE SHEETS
ASSETS

	December 31,	September 30
	2002	2002

	(unaudited)	(audited)

CURRENT ASSETS
Cash and cash equivalents	$8,493	$57,413
Accounts receivable, net	59,754	84,395
Other receivable	11,295	10,795
Inventory	15,631	56,469
Prepaid and other current assets	68,882	75,549

Total current assets	164,055	284,621

PROPERTY AND EQUIPMENT, NET	69,157	82,282

NON-CURRENT ASSETS
Deferred Debt Issuance Costs	253,171	286,982
Other assets	29,974	29,974

Total assets	$516,357	$683,859

The accompanying notes are an integral part of these statements.

THE AMANDA COMPANY, INC.
BALANCE SHEETS - CONTINUED
LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	September 30
	2002	2002
	(unaudited)	(audited)

CURRENT LIABILITIES
Accounts payable	$494,419	$576,109
Liabilities from discontinued operations	444,841	444,841
Accrued liabilities	451,181	400,846
Leasing financing payable	27,755	36,440
Notes payable	476,023	429,500
Deferred revenue	24,552	17,001
Convertible debentures	923,570	895,952
Accrued dividends payable	655,420	629,126
Total current liabilities	3,497,761	3,429,815

LONG-TERM LIABILITIES
Convertible debentures	442,899	442,899
Deferred gain on sale leaseback	25,677	32,680
Lease financing payable	55,537	55,537
Total long-term liabilities	524,113	531,116

Total liabilities	4,021,874	3,960,931

STOCKHOLDERS' DEFICIT
Convertible Preferred stock, $0.01 par value authorized
5,000,000 shares
Series A; issued and outstanding 21 shares at
December 31, 2002 and September 30, 2002	1	1
Series B: issued and outstanding 631 shares at
December 31, 2002 and September 30, 2002	6	6
Common stock, $.01 par value, 500,000,000 shares
authorized; issued and outstanding 121,993,231 shares
at December 31, 2002 and 108,159,899 shares at
September 30, 2002.	1,219,933	1,081,599
Additional paid-in capital	1,173,662	1,269,229
Accumulated deficit	(5,899,119)	(5,627,907)

Total stockholders' deficit	(3,505,517)	(3,277,072)

Total liabilities and stockholders' deficit	$516,357	$683,859

The accompanying notes are an integral part of these statements.

THE AMANDA COMPANY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 31,
	2002	2001

Net sales	$412,024	$900,377
Cost of sales	176,491	438,694

Gross profit	235,533	461,683

Selling, general and administrative expenses	360,106	556,940

Operating loss	(124,573)	(95,257)

Other income (expense)
Interest expense	(76,534)	(37,860)
Miscellaneous income/(expense), net	(43,811)	(4,764)

Loss before extraordinary item	(244,918)	(137,881)

Merger costs	-	(876,000)

Net loss before income taxes	(244,918)	(1,013,881)

Income taxes	-	-

Net loss	$(244,918)	$(1,013,881)

Preferred stock dividend	(26,294)	(22,714)

Net loss attributable to common stockholders	$(271,212)	$(1,036,595)

Basic loss per share	$(0.002)	$(0.015)

Diluted loss per share	$(0.002)	$(0.015)

Weighted-average shares outstanding - basic	112,004,619	69,220,818

Weighted-average shares outstanding - diluted	112,004,619	69,220,818

The accompanying notes are an integral part of these statements.

THE AMANDA COMPANY, INC.
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 and 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(271,212)	$(1,013,881)
Adjustments to reconcile net cash provided (used) in
operating activities
Depreciation and amortization	13,125	8,412
Amortization of beneficial conversion feature	27,618	-
Common stock issued for services	10,000	-
Common stock issued for compensation	32,767	1,081,729

Effect on cash of changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	24,641	(69,538)
Decrease (increase) in other receivables	(500)	(10,000)
Decrease (increase) in inventory	40,838	4,221
Decrease (increase) in prepaid and other current assets	6,667	(72,164)
Decrease (increase) in security deposits	-	(7,038)
Increase (decrease) in accounts payable	(81,690)	(300,442)
Increase (decrease) in accrued expenses	76,629	(9,424)
Increase (decease) in advances payable	-	(40,000)
Increase (decease) in unearned gain on sale leaseback	(7,003)	-
Increase (decrease) in deferred revenue	7,551	11,713

Net cash provided (used) in operating activities	(120,569)	(416,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred debt issuance costs	33,811	-
Payments of notes payable	-	(110,000)
Payments of equipment financing	(8,685)	(10,735)
Proceeds from equipment financing	-	-
Proceeds from notes payable	46,523	-
Proceeds from convertible debenture	-	100,000
Proceeds from convertible promissory notes	-	470,000

Net cash provided (used) in financing activities	71,649	449,265

Net increase (decrease) in cash and cash equivalents	(48,920)	32,853

Cash and cash equivalents at beginning of period	57,413	36,394

Cash and cash equivalents at end of period	$8,493	$69,247

The accompanying notes are an integral part of these statements.

The accompanying notes are an integral part of these statements.

NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a loss of $271,212 for the quarter ended December 31, 2002, a deficit of $3,505,517 in stockholders' equity and negative working capital of $3,333,706 for the period ended December 31, 2002. The Company intends to continue its strategies of cutting costs, applying more aggressive sales/marketing activities to boost revenues and continuing its efforts to raise additional funds in the capital markets to improve its working capital position. The Company needs to be successful in these endeavors in order to continue as a going concern.

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

NOTE H – INTERIM PERIOD COST OF GOODS SOLD

Inventory costing is based on specific identification. An inventory count is taken at the end of each quarter.

NOTE J – INCOME TAXES

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

General

Net sales. Net sales of $412,024 for the three months ended December 31, 2002 reflect a decline of approximately $488,000 or 54% compared to the same period in the prior year. Sales to the Company’s distributors declined approximately $171,000 or 89% in the current quarter, as compared to the prior year quarter; while sales to the Company’s dealer network also declined approximately $317,000 or 45% for the same comparison periods. The substantial drop in revenues reflect both the general nationwide economic slump as well as the declining demand for the Company’s low-end product lines which are primarily focused on PBX and key system applications. The Company continues to seek and develop applications for its Amanda Portal product line which is expected to ultimately supplant the Company’s existing core product lines.

Cost of sales. Cost of sales for the period totaled $176,491, declining approximately $262,000 or 60% from the comparable prior year quarter, which follows the substantial quarter to quarter drop in net sales as discussed above. On the other hand, cost of sales as a percentage of net sales were only 43% during the current quarter, a substantial improvement over the 49% for the prior year quarter, reflecting both the shift in product mix to higher margin products as sales of the low-end products decline, as well as the greater percentage of sales attributable to the Company’s dealer base which are more profitable than sales to the Company’s distributors.

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

Other income and expenses. The current quarter results netted a miscellaneous expense of $(120,345) as compared to net miscellaneous expense of $(42,624) for the prior year quarter. Interest expense increased by approximately $39,000 during the current quarter, as compared to the prior year quarter, reflecting the additional debt undertaken by the Company during fiscal 2002. The amortization of deferred debt issuance costs added nearly $34,000 to miscellaneous expense in the current quarter.

Extraordinary costs. The Company recorded one-time costs of $876,000 during the prior year quarter. These costs were associated with the merger between Pen Interconnect, Inc. and the Automatic Answer.

Net earnings (loss) and earnings (loss) per share. The net loss for the first fiscal quarter ended December 31, 2002 totaled ($244,918) or ($0.002) per share, as compared to the net loss of ($1,013,881) or ($0.015) per share for the prior year quarter.

Liquidity and Capital Resources

The Company had negative working capital at December 31, 2002 of $3,333,706 compared to negative working capital of $3,145,194 at September 30, 2002 for a decrease in working capital of nearly $189,000 during the current quarter. The working capital decrease during the current quarter is attributable to reductions in current assets totaling $120,566 and increases in current liabilities totaling $67,946. The reductions in current assets included a $48,920 reduction in cash and cash equivalents, a $40,838 drop in inventories, and a $24,141 reduction in receivables; the latter two as a result of the declining sales activity. The increase in current liabilities was primarily affected by a $76,629 increase in accrued liabilities and a $46,523 increase in notes payable, offset by an $81,690 reduction in accounts payable.

Net cash used in operations for the three months ended December 31, 2002 totaled $120,569 as compared to $416,412 for the comparable prior year period, for a reduction of $295,843. The $120,569 in cash used was due primarily to the $271,212 operating loss for the current quarter, offset by $27,618 for the amortization of the beneficial conversion feature, stock issuances for compensation and services totaling $42,767, and $67,133 in cash generated from changes in operating assets and liabilities.

Financing activities provided cash totaling $71,649 for the current quarter, as compared to $449,265 for the comparable prior year quarter, for a reduction of $377,616. This reduction is primarily attributable to the issuance of $570,000 in convertible debentures and promissory notes during the prior year quarter that did not recur during the current quarter. Partially offsetting was the $46,523 increase in notes payable during the current quarter, as compared to the $110,000 reduction in notes payable during the comparable prior year quarter.
Inflation and Seasonality

The Company does not believe that it is significantly impacted by inflation or seasonally.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above, the Company has a working capital deficit of $3,333,706 as at December 31, 2002 and has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. The Company continues to search for further opportunities to cut costs and increase revenues and continues to seek a strong merger partner and/or to find additional equity funding, but there can be no assurance that the Company will be successful in these endeavors. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b)    Changes in Internal Controls over Financial Reporting. During the most recent fiscal quarter, there have not been any significant changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

31.2   Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
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

Date:    January 21, 2004        THE AMANDA COMPANY, INC.

By: /s/ Brian Bonar

Brian Bonar
Chairman of the Board, Acting
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates indicated:

/s/ David Woo

David Woo	Director	January 21, 2004

/s/Brian Bonar

Brian Bonar	Chairman of the Board	January 21, 2004
Acting Chief Executive officer

/s/ Steve Fryer

Steve Fryer	Director	January 21, 2004

/s/ E.Timothy Morgan

E. Timothy Morgan	Director	January 21, 2004

